Form 10-Q
period 1998-04-04
B&G FOODS INC
filed 1998-05-19
CIK 1049172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     April 4, 1998
                              --------------------------------------------------

                                       OR

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

                                     Commission file number        333-39813
                                                            --------------------

                                 B&G FOODS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        13-3916496
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     426 Eagle Rock Avenue, Roseland, NJ                  07068
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code       (973) 228-2500
                                                  ------------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changes Since Last Report.


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No ____________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of May 18, 1998, there was one (1) share of common stock, par value $.01, issued and outstanding, which was owned by an affiliate of the registrant.

         The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in reduced disclosure format.

                                      INDEX
                                      -----



Part I.    Financial Information                                        Page No.

Item 1.    Financial Statements......................................       2

           Consolidated Balance Sheets as of April 4, 1998 and
           January 3, 1998...........................................       2

           Consolidated Statements of Operations for the Thirteen
           Weeks Ended April 4, 1998 and March 29, 1997..............       3

           Consolidated Statements of Cash Flows for the Thirteen
           Weeks Ended April 4, 1998 and March 29, 1997..............       4

           Notes to Consolidated Financial Statements................       5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................       9

Item 3.    Quantitative and Qualitative Disclosure About Market
           Risk......................................................      11

Part II    Other Information

Item 1.    Legal Proceedings.........................................      11

Item 2.    Change in Securities......................................      11

Item 3.    Defaults Upon Senior Securities...........................      11

Item 4.    Submission of Matters to a Vote of Security Holders.......      11

Item 5.    Other Information.........................................      11

Item 6.    Exhibits and Reports on Form 8-K..........................      12

           (a)  Exhibits.............................................      12

           (b)  Reports on Form 8-K..................................      12

Signature       .....................................................      13

Exhibit Index   .....................................................      14

Item 1.  Financial Statements
                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                         Assets                                  April 4, 1998        January 3, 1998
                                                                 -------------        ---------------
                                                                  (Unaudited)
Current assets:

     Cash and cash equivalents                                    $       340            $       691
     Trade accounts receivable, net                                    10,797                 13,074
     Inventories                                                       28,505                 31,467
     Prepaid expenses and other current assets                          1,804                  1,792
     Deferred income taxes                                              2,819                  2,819
                                                                  -----------            -----------
      Total current assets                                             44,265                 49,843

Property, plant and equipment, net                                     23,175                 23,619
Intangible assets, net                                                100,086                100,831
Other assets                                                            5,731                  5,742
                                                                  -----------            -----------
                                                                  $   173,257            $   180,035
                                                                  ===========            ===========


        Liabilities and Stockholder's Equity Current liabilities:

Current Liabilities:

     Current installments of long-term debt                       $       293            $       293
     Trade accounts payable                                            12,444                 15,752
     Accrued expenses                                                   8,661                 11,990
     Due to related parties                                               147                    197
                                                                  -----------            -----------
      Total current liabilities                                        21,545                 28,232

Long-term debt                                                        121,276                121,083
Deferred income taxes                                                  11,813                 12,033
Other liabilities                                                          --                     59
                                                                  -----------            -----------
      Total liabilities                                               154,634                161,407

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
  1,000 shares; issued and outstanding 1 share in 1998
  and 1997                                                                 --                     --
Additional paid-in-capital                                             20,231                 20,000
Accumulated deficit                                                    (1,608)                (1,372)
                                                                  -----------            -----------
            Total stockholder's equity                                 18,623                 18,628
                                                                  -----------            -----------
                                                                  $   173,257            $   180,035
                                                                  ===========            ===========

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)

                                                                             Thirteen Weeks Ended
                                                                 April 4, 1998                 March 29, 1997
                                                                 -------------                 --------------
Net sales                                                          $   38,398                   $    30,363
Cost of goods sold                                                     23,473                        21,702
                                                                       ------                        ------
     Gross profit                                                      14,925                         8,661

Sales, marketing and distribution expenses                             10,740                         6,584
General and administrative expenses                                     1,357                           859
Management fees - related parties                                          62                            62
                                                                       ------                        ------
     Operating income                                                   2,766                         1,156

Other expense:
     Interest expense - related parties                                    15                            18
     Interest expense                                                   3,220                         1,516
                                                                       ------                        ------

     Loss before income tax benefit                                      (469)                         (378)

Income tax benefit                                                       (233)                          (74)
                                                                       ------                        ------

     Net loss                                                      $     (236)                  $      (304)
                                                                   ==========                   ===========

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                             Thirteen Weeks Ended
                                                                 April 4, 1998                 March 29, 1997
                                                                 -------------                 --------------
Cash flows from operating activities
     Net loss                                                      $    (236)                    $    (304)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                 1,651                         1,200
         Deferred income taxes                                          (220)                          --
         Amortization of deferred debt issuance costs                    147                           239
         Changes in assets and liabilities, net of
          effects of businesses acquired:
           Trade accounts receivable                                   2,277                          (342)
           Inventories                                                 2,962                         3,198
           Prepaid expenses and other current assets                     (12)                         (198)
           Other assets                                                   (9)                          (27)
           Trade accounts payable                                     (3,308)                       (2,605)
           Accrued expenses                                           (3,338)                          763
           Due to related parties                                        (50)                           --
           Other liabilities                                               -                          (494)
                                                                        ----                         -----
           Net cash (used in) provided by operating                     (136)                        1,430
           activities                                                   ----                         -----

Cash flows from investing activities:
     Paid for Acquired Companies                                          --                        (4,009)
     Capital expenditures                                               (570)                       (1,170)
     Proceeds from sales of property, plant and
      equipment                                                          346                             -
                                                                        ----                         -----
            Net cash used in investing activities                       (224)                       (5,179)
                                                                        ----                         -----
Cash flows from financing activities:
     Payments of long-term debt                                          (95)                          (70)
     Proceeds from issuance of long-term debt                              -                          3624
     Proceeds from issuance of equity                                    231                           500
     Deferred debt issuance costs                                       (127)                           --
                                                                        ----                         -----
            Net cash provided by financing activities                      9                         4,054
                                                                        ----                         -----
            Net (decrease) increase in cash and cash
            equivalents                                                 (351)                          305

Cash and cash equivalents at beginning of period                         691                           291
                                                                        ----                         -----

Cash and cash equivalents at end of period                         $     340                     $     596
                                                                   =========                     =========

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 4, 1998 and the results of its operations and its cash flows for the thirteen weeks ended April 4, 1998 and March 29, 1997.

         The results of operations for the thirteen week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for 1997 included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 19, 1998, which is incorporated herein by inference.

(2)      Business Acquisitions and Nature of Operations

         Organization, Acquisition and Financing

         B&G Foods, Inc. was incorporated on November 13, 1996 to acquire (the Acquisition) BGH Holdings, Inc., the holding company of Bloch & Guggenheimer, Inc and related companies, and BRH Holdings, Inc., the holding company of Burns & Ricker, Inc., subsidiaries of Specialty Foods Corporation (SFC). The Acquisition was structured as a stock purchase with an aggregate purchase price of approximately $70,000, including transaction costs, and was consummated on December 27, 1996. As part of the Acquisition, SFC guaranteed the Company's trade receivables at December 27, 1996. On December 27, 1996, the Company issued one share of common stock to, and became a wholly-owned subsidiary of, B&G Foods Holdings Corp., which in turn is majority owned by Bruckmann, Rosser, Sherrill and Co., L.P. (BRS), a private equity investment firm, and minority owned by management and certain other investors.

         In addition to initial equity of $12,500, the financing of the Acquisition was provided through a $50,000 Senior Secured Credit Facility which consisted of a Revolving Credit Facility of $23,500 and Term Loan Facilities A and B of $14,500 and $12,000, respectively. Additionally, the Company issued $13,000 of 12% Senior Subordinated Notes due 2004 to BRS and other certain investors (the BRS Note).

         On June 17, 1997, the Company acquired certain assets from Nabisco, Inc. (Nabisco) for a purchase price of approximately $50,557, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by $35,000 of new borrowings on an amended and restated Senior Secured Credit Facility, and $17,000 of the proceeds from the issuance of $23,000 of 12% Senior Subordinated Notes due December 16, 1997 (the Interim Notes), with $6,000 used to repay a portion of the BRS Note.

         On August 15, 1997, the Company acquired all of the outstanding capital stock of JEM Brands, Inc. (JEM), a manufacturer of peppers and branded hot sauces, for approximately $12,462, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by the proceeds from the issuance of $120,000, 9.625% Senior Subordinated Notes on August 11, 1997.

         The above acquisitions have been accounted for using the purchase method and, accordingly, the excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets.

         Nature of Operations

         The Company is a manufacturer, marketer and distributor of branded pickles, peppers, bagel chips, hot sauces and other specialty food products to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-door sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen weeks ended March 29, 1997 presents the results of operations of the Company as if the aforementioned acquisition of certain assets from Nabisco and aforementioned acquisition of JEM (collectively the "Acquired Brands") had occurred on December 29, 1996. In addition to including the results of operations of the Acquired Brands, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                                                  Thirteen Weeks Ended
                                                      March 29, 1997
                                                      --------------
           Net sales                                      $38,946
           Loss before extraordinary item                    (667)

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Acquired Brands, and related financing transactions had occurred on December 29, 1996 and is not intended to be a projection of future results.

(3)      Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out and average cost methods) or market.

         Inventories consist of the following:

                                                April 4, 1998    January 3, 1998
                                                -------------    ---------------

             Raw materials and packaging       $    3,914        $    6,146
             Work in progress                       2,329             1,924
             Finished goods                        22,262            23,397

                                               $   28,505        $   31,467
                                               ==========        ==========


(4)      Senior Subordinated Notes

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the Notes) due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used to repay the outstanding balances together with accrued and unpaid interest with respect to the Credit Facility and the Interim Notes, to finance the acquisition of JEM and to pay certain related fees and expenses and for general corporate purposes.

         As part of the registration rights agreement dated August 11, 1997 entered into with the initial purchasers of the Notes, the Company agreed to offer to exchange an aggregate principal amount of up to $120,000 of its 9.625% Senior Subordinated Notes due 2007 (the New Notes) for a like principal amount of its Notes outstanding (the Exchange Offer).

         The terms of the New Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on February 6, 1998.

(5)      Commitment and Contingencies

         The Company produces fruit spreads under an Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 and wet spices under a Sales and Distribution Agreement dated March 19, 1993 with International Home Foods, Inc. (IHF) which expires in March 1999 and March 1998, respectively. Additionally, the Company distributes certain IHF products under a Spice Supply Agreement dated March 19, 1993, which expired on March 31, 1998. Sales under these contracts during the thirteen weeks ended April 4, 1998 and March 29, 1997 were $9,708 and $12,273, respectively.

         Receivables  due from IHF  included in trade  accounts  receivable  at
         April  4,  1998  and   January  3,  1998  were   $1,388  and   $1,820,
         respectively.

         By letter dated February 18, 1998, the Company received notice from IHF that (a) IHF would not renew the Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 after its expiration on March 31, 1999, and (b) IHF was terminating, effective March 31, 1999, the Sales and Distribution Agreement dated March 19, 1993. With respect to the Spice Supply Agreement, which expired on March 31, 1998, the Company continues to distribute certain IHF products in accordance with the terms of the expired agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13-Weeks  ended April 4, 1998  compared  to  13-Weeks  ended March 29,
         1997.

         Net Sales. Net sales increased by $8.0 million or 26.5%, to $38.4 million for the 13-weeks ended April 4, 1998 (the "1998 Period") from $30.4 million for the 13-weeks ended March 29, 1997 (the "1997 Period"). The net sales increase included $10.3 million from the Acquired Brands, a 9% increase over sales from the predecessors' 1997 Period. Sales of B&G pickle and pepper products increased $0.3 million or 2.5% from the 1997 Period largely reflecting increased sales of food service products. These sales increases were offset by a decrease of $2.6 million or 20.9%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S.

         Gross Profit. Gross profit increased by $6.3 million, or 72.3%, to $14.9 million for the 1998 Period from $8.7 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 38.9% in the 1998 Period from 28.5% in the 1997 Period due to a favorable shift in the sales mix to higher gross profit margin B&G Pickle and Pepper product sales and Acquired Brands sales from lower gross profit margin Polaner co-packing sales.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $4.2 million, or 63.1%, to $10.7 million for the 1998 Period from $6.6 million of the 1997 Period. Such expenses as a percentage of net sales increased to 28.0% in the 1998 Period from 21.7% in the 1997 Period due primarily to the addition of the Acquired Brands. The Acquired Brands accounted for $3.9 million of the increase.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $0.5 million, or 58.0%, primarily due to increased amortization of goodwill of $0.3 million associated with acquisitions in 1997. The remaining $0.2 million increase represent incremental expenses needed in managing the Acquired Brands.

         Operating Income. As a result of the foregoing, operating income increased by $1.6 million, or 139.3%, to $2.8 million for the 1998 Period from $1.2 million for the 1997 Period. Operating income expressed as a percentage of net sales increased to 7.2% in the 1998 Period from 3.8% in the 1997 Period.

         Interest Expense. Interest expense increased $1.7 million to $3.2 million for the 1998 Period from $1.5 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the acquisitions of the Acquired Brands.

Liquidity and Capital Resources

         Cash provided (used) by operations decreased by $1.6 million or 109.5%, to ($0.1) million for the 1998 Period from $1.4 million in the 1997 Period. The net change in working capital increased $2.5 million or 64.2%, to ($1.4) million for the 1998 Period from ($3.9) million in the 1997 Period. Working capital at April 4, 1998 was $22.7 million, an increase of $1.1 million over working capital at January 3, 1998 of $21.6 million. This increase is primarily a result of decreases in accounts payable and accrued expenses which were partially offset by decreases in accounts receivable and inventories.

         Net cash used in investing activities for the 1998 Period was $0.2 million as compared to $5.2 million for the 1997 Period. The change primarily related to a final $4.0 million payment to SFC for the Acquisition. Capital expenditures during the 1998 Period included purchases of manufacturing and computer equipment.

         Net cash provided by financing activities for the 1998 Period decreased $4.0 million primarily as a result of additional borrowings on the revolving credit facility in the 1997 Period.

         The Company's primary source of capital are cash flows from operations and borrowings under a $50 million revolving debt facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. Management believes that available borrowing capacity under the revolving credit facility of $49.4 million at April 4, 1998, combined with cash provided by operations, will provide the Company with sufficient cash to fund current operations as well as to meet its obligations.

Seasonality

         Sales of a number of the Company's products tend to be seasonal, but the effect of seasonality on the Company's liquidity is tempered by the Company's relatively varied product mix. The Company purchases most of the produce used to make the B&G Pickle and Pepper Products during the period from May to October and, consequently, its liquidity needs are greatest during this period.

Recent Accounting Pronouncements

         In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued to establish standards of reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company would be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates compliance with this Statement in 1998.

         In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company operates in one business segment in which it manufactures and markets a diversified portfolio of food products, and accordingly, does not believe that segment reporting will impact disclosures in the financial statements. The Company anticipates compliance with this Statement in 1998.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2.  Change in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

6(a)    Exhibits

             Exhibit Number                            Description
             --------------                            -----------

             Exhibit 27 Financial Data Schedule (filed electronically with SEC only)

6(b)    Reports on Form 8-K

        Form 8-K filed May 19, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 19, 1998              B&G FOODS, INC.


                                 By:/s/ Robert C. Cantwell
                                    --------------------------------------
                                    Robert C. Cantwell
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Authorized Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------

27                                    Financial Data Schedule