Form 10-Q
period 1998-07-04
B&G FOODS INC
filed 1998-08-18
CIK 1049172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934. For the quarterly period ended July 4, 1998

                                       or

 [ ] Transition  Report  Pursuant  to  Section  13 or  15(d) of the
     Securities  Exchange Act of 1934. For the transition  period  from______ to
     -------

                        Commission file number: 333-39813

                                 B&G Foods, Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3916496
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                              426 Eagle Rock Avenue
                           Roseland, New Jersey 07068
                    (Address of principal executive offices)

                                 (973) 228-2500
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No __

   As of August __, 1998, there was 1 share of the registrant's common stock, $.01 par value, outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
         Part  I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets                                        3

         Consolidated Statements of Operations                              4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         13

Item 4.  Year 2000 Issue                                                   13

         Part II.  Other Information

Item 1.  Legal Proceedings                                                 13

Item 2.  Change in Securities                                              13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14
                  (a) Exhibits
                  (b) Reports on Form 8-K

                  Signature                                                15

Part I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

         Assets                                                              July 4, 1998                   January 3, 1998
         ------                                                              ------------                   ---------------
                                                                             (Unaudited)
Current assets:
       Cash and cash equivalents                                                   $4,431                              $691
       Trade accounts receivable, net                                              12,404                            13,074
       Inventories                                                                 24,463                            31,467
       Prepaid expenses and other current assets                                    1,628                             1,792
       Deferred income taxes                                                        2,819                             2,819
                                                                              -----------                         ---------

       Total current assets                                                        45,745                            49,843

Property, plant and equipment, net                                                 23,429                            23,619
Intangible assets, net                                                             99,338                           100,831
Other assets                                                                        5,537                             5,742
                                                                              -----------                         ---------
       TOTAL ASSETS                                                              $174,049                          $180,035
                                                                              ===========                         =========

       Liabilities and Stockholder's Equity
Current liabilities:
       Current Installments of long-term debt                                        $341                              $293
       Trade accounts payable                                                      11,095                            15,752
       Accrued expenses                                                             9,898                            11,990
       Due to related parties                                                       1,166                               197
                                                                              -----------                         ---------

       Total current liabilities                                                   22,500                            28,232

Long-term debt                                                                    120,258                           121,083
Deferred income taxes                                                              12,235                            12,033
Other liabilities                                                                       0                                59
                                                                              -----------                         ---------

       Total liabilities                                                          154,993                           161,407

Stockholder's equity:
Common stock, $.01 par value per share, Authorized
       1,000 shares; issued and outstanding 1 share in
       1998 and 1997                                                                    0                                 0
Additional paid-in capital                                                         20,231                            20,000
Accumulated deficit                                                                (1,175)                           (1,372)
                                                                              -----------                         ---------

       Total stockholder's equity                                                  19,056                            18,628
                                                                              -----------                         ---------

       TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY                                                    $174,049                          $180,035
                                                                              ===========                         =========

                                                    See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                              Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                        July 4, 1998        June 28, 1997       July 4, 1998       June 28, 1997
                                                        ------------        -------------       ------------       -------------


Net sales                                                  $42,633              $38,040            $81,031            $68,403
Cost of goods sold                                          25,998               25,923             49,471             47,625
                                                         ---------            ---------           --------           --------

       Gross profit                                         16,635               12,117             31,560             20,778

Sales, marketing, and distribution expenses                 11,228                8,648             21,968             15,232
General and administrative expenses                          1,310                1,044              2,667              1,902
Management fee-related parties                                  63                   62                125                125
                                                         ---------            ---------           --------           --------

       Operating income                                      4,034                2,363              6,800              3,519

Other expense:
       Interest expense - related parties                       16                  763                 31                781
       Interest expense                                      3,163                  936              6,383              2,452
                                                         ---------            ---------           --------           --------

       Income before income tax expense                        855                  664                386                286

Income tax expense                                             422                  353                189                279
                                                         ---------            ---------           --------           --------

       Net income                                             $433                 $311               $197                 $7
                                                         =========            =========           ========           ========



                                                    See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                                                        Twenty-six Weeks Ended
                                                                                 July 4, 1998            June 28, 1997
                                                                                 ------------            -------------

Net cash provided by operating activities                                           $5,211                   $4,513

Cash flows from investing activities:
       Paid for the Nabisco Brands                                                       0                  (50,557)
       Paid to former parent                                                             0                   (4,009)
       Capital expenditures                                                         (1,750)                  (2,197)
       Proceeds from sales of property, plant and equipment                            346                      162

       Net cash used in investing activities                                        (1,404)                 (56,601)

Cash flows from financing activities:
       Payments of long-term debt                                                     (171)                  (6,196)
       Proceeds from issuance of long-term debt                                          0                   59,163
       Proceeds from issuance of equity                                                231                      500
       Deferred debt issuance costs                                                   (127)                  (1,288)

       Net cash (used in) provided by financing activities                             (67)                  52,179

       Increase in cash and cash equivalents                                         3,740                       91
Cash and cash equivalent sat beginning of period                                       691                      291
Cash and cash equivalents at end of period                                          $4,431                     $382


                                          See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 4, 1998 and the results of its operations and its cash flows for the 13 and 26 week periods ended July 4, 1998 and June 28, 1997.

         The results of operations for the 13 and 26 week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for 1997 included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

(2)      Nature of Operations and Business Acquisitions

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

         Organization, Acquisition and Financing

         B&G Foods, Inc. was incorporated on November 13, 1996 to acquire (the Acquisition) BGH Holdings, Inc., the holding company of Bloch & Guggenheimer, Inc. and related companies, and BRH Holdings, Inc., the holding company of Burns & Ricker, Inc., subsidiaries of Specialty Foods Corporation (SFC). The Acquisition was structured as a stock purchase with an aggregate purchase price of approximately $70,000, including transaction costs, and was consummated on December 27, 1996. As part of the Acquisition, SFC guaranteed the Company's trade receivables at December 27, 1996. On December 27, 1996, the Company issued one share of common stock to, and became a wholly-owned subsidiary of B&G Foods Holding Corp., which in turn is majority owned by Bruckmann, Rosser, Sherrill and Co., L.P. (BRS), a private equity investment firm, and minority owned by management and certain other investors.

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

         On June 17, 1997, the Company acquired certain assets from Nabisco, Inc. (the Acquired Brands) for a purchase price of approximately $50,557, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by $35,000 of new borrowings on an amended and restated Senior Secured Credit Facility, and $17,000 of the proceeds from the issuance of $23,000 of 12% Senior Subordinated Notes due December 16, 1997 (the Interim Notes), with $6,000 used to repay a portion of the BRS Note.

         On August 15, 1997, the Company acquired all of the outstanding capital stock of JEM Brands, Inc. (the JEM Acquisition), a manufacturer of peppers and branded hot sauces, for approximately $12,462, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by the proceeds from the issuance on August 11, 1997 of $120,000, 9.625% Senior Subordinated Notes due August 1, 2007.

         The above acquisitions have been accounted for using the purchase method and, accordingly, the excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the periods set forth below presents the results of operations of the Company as if the acquisition of the Acquired Brands and the JEM Acquisition had occurred at the beginning of the period presented. In addition to including the results of operations of the aforementioned entities, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                                             Twenty-six Weeks Ended
                                                 June 28, 1997
                                                 -------------

         Net sales                                  $86,661
         Net loss                                      (342)

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if aforementioned transactions, and related financings had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

         Subsequent Acquisition

         On July 2, 1998, BGH Holdings, Inc. (the Buyer) a subsidiary of B&G Foods, Inc., entered into a Stock Purchase Agreement by and among Buyer, Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc. and Les Produits Alimentaires Jacques et Fils, Inc. (collectively the Acquired Companies) and William F. Callahan and Ruth
         M. Callahan (collectively, the Sellers), pursuant to which Buyer would acquire all of the issued and outstanding capital stock of the Acquired Companies for aggregate consideration of $15,170, consisting of $14,170 in cash and $1,000 of capital stock of B&G Foods Holdings, Inc.

         (Holdings, the Company's parent) consisting of 1,000 shares of Common Stock having an aggregate value of $10 and 990 shares of 13% Series A Cumulative Preferred Stock having an aggregate liquidation preference of $990, plus the assumption of $17,300 of debt. The closing under the Stock Purchase Agreement occurred on July 17, 1998. The Stock Purchase Agreement provides for a post-closing adjustment to be paid by either Buyer or Sellers under certain circumstances. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's $50 million Credit Facility (the Credit Facility).

         As a result of the acquisition of the Acquired Companies, a consent, waiver and first amendment of the Credit Facility was entered into, which included among other things, a change in certain financial covenants and a consent by the lender regarding the purchase of the Acquired Companies.

(3)      Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out and average cost methods) or market.

         Inventories consist of the following:

                                                   July 4, 1998      January 3, 1998
                                                   ------------      ---------------

               Raw materials and packaging          $    3,536          $   6,146
               Work in progress                          1,745              1,924
               Finished goods                           19,182             23,397
                                                    $   24,463          $  31,467

(4)      Debt

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

(5)      Commitment and Contingencies

         The Company produces fruit spreads under an Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 and wet spices under a Sales and Distribution Agreement dated March 19, 1993 with International Home Foods, Inc. (IHF) which expires in March 1999 and March 1998, respectively. Additionally, the Company distributes certain IHF products under a Spice Supply Agreement dated March 19, 1993, which expired on March 31, 1998. Sales under these contracts during the 26 week periods ended July 4, 1998 and June 28, 1997 were $19,427 and $25,854, respectively. Sales under these contracts during the 13 week periods ended July 4, 1998 and June 28, 1997 were $9,719 and $13,581, respectively. Receivables due from IHF included in trade accounts receivable at July 4, 1998 and January 3, 1998 were $1,736 and $1,820, respectively.

         By letter dated February 18, 1998, the Company received notice from IHF that (a) IHF would not renew the Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 after its expiration on March 31, 1999, and (b) IHF was terminating, effective March 31, 1999, the Sales and Distribution Agreement dated March 19, 1993. With respect to the Spice Supply Agreement, which expired on March 31, 1998, the Company renewed the agreement on May 18, 1998 without a specific term, terminable by either party upon 90 days written notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     13 Week period ended July 4, 1998 compared to 13 Week period ended June 28, 1997.

           Net Sales. Net sales increased by $4.6 million or 12.2%, to $42.7 million for the 13-week period ended July 4, 1998 (the "1998 Period") from $38.0 million for the 13-week period ended June 28, 1997 (the "1997 Period"). The net sales increase included $8.9 million of sales from the Acquired Brands, a 0.2% increase over sales from the predecessors' 1997 Period. Sales of B&G pickle and pepper products increased $0.9 million or 5.2% from the 1997 Period largely reflecting increased sales of food service products. These sales increases were partially offset by a decrease of $3.8 million or 29.4%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S., and a decrease in sales of $1.3 million or 17.5% of Burns & Ricker Snack Food products.

           Gross Profit. Gross profit increased by $4.5 million, or 37.3%, to $16.6 million for the 1998 Period from $12.1 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 39.0% in the 1998 Period from 31.9% in the 1997 Period due to a favorable shift in the sales mix to higher gross profit margin B&G Pickle and Pepper product sales and Acquired Brands sales from lower gross profit margin Polaner co-packing sales.

           Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $2.6 million, or 29.8%, to $11.2 million for the 1998 Period from $8.6 million in the 1997 Period. Such expenses as a percentage of net sales increased to 26.3% in the 1998 Period from 22.7% in the 1997 Period due primarily to the addition of the Acquired Brands. The Acquired Brands accounted for $2.5 million of the increase.

           General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $0.3 million, or 24.1%, primarily due to amortization of intangibles of $0.3 million associated with acquisitions in 1997.

           Operating Income. As a result of the foregoing, operating income increased by $1.7 million, or 70.7%, to $4.0 million for the 1998 Period from $2.3 million for the 1997 Period. Operating income expressed as a percentage of net sales increased to 9.5% in the 1998 Period from 6.2% in the 1997 Period.

           Interest Expense. Interest expense increased $1.5 million to $3.2 million for the 1998 Period from $1.7 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the acquisitions of the Acquired Brands.

     26 Week period ended July 4, 1998 compared to the 26 Week period ended June 28, 1997.

           Net Sales. Net sales increased by $12.6 million or 18.5%, to $81.0 million for the 26 week period ended July 4, 1998 (the "1998 Period") from $68.4 million for the 26 week period ended June 28, 1997 (the "1997 Period"). The net sales increase included $19.2 million for the Acquired Brands, a 4.5% increase over sales from the predecessors' 1997 Period. Sales of B&G pickle and pepper products increased $1.2 million or 4.5% from the 1997 Period largely reflecting increased sales of food service products. These sales increases were partially offset by a decrease of $6.4 million or 24.9%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S., and a decrease in sales of $1.4 million or 10.0% of Burns & Ricker Snack Food products.

           Gross Profit. Gross profit increased by $10.8 million, or 51.9%, to $31.6 million for the 1998 Period from $20.8 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 38.9% in the 1998 Period from 30.4% in the 1997 Period due to a favorable shift in the sales mix to higher gross profit margin B&G Pickle and Pepper product sales and Acquired Brands sales from lower gross profit margin Polaner co-packing sales.

           Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $6.7 million, or 44.2%, to $21.9 million for the 1998 Period from $15.2 million for the 1997 Period. Such expenses as a percentage of net sales increased to 27.1% in the 1998 Period from 22.3% in the 1997 Period due primarily to the addition of the Acquired Brands. The Acquired Brands accounted for $6.4 million of the increase.

           General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $0.8 million, or 37.7%, primarily due to increased amortization of intangibles of $0.6 million associated with acquisitions in 1997. The remaining $0.2 million increase represents incremental expenses needed in managing the Acquired Brands.

           Operating Income. As a result of the foregoing, operating income increased by $3.3 million, or 93.2%, to $6.8 million for the 1998 Period from $3.5 million for the 1997 Period. Operating income expressed as a percentage of net sales increased to 8.4% in the 1998 Period from 5.1% in the 1997 Period.

           Interest Expense. Interest expense increased $3.2 million to $6.4 million for the 1998 Period from $3.2 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the acquisitions of the Acquired Brands.

Liquidity and Capital Resources

     Cash provided by operations increased by $0.7 million or 15.5% to $5.2 million for the 1998 Period from $4.5 million in the 1997 Period. Working capital at July 4, 1998 was $23.2 million, an increase of $1.6 million over working capital at January 3, 1998 of $21.6 million. This increase is primarily a result of decreases in accounts payable and accrued expenses which were partially offset by decreases in accounts receivable and inventories.

     Net cash used in investing activities for the 1998 Period was $1.4 million as compared to $56.6 million for the 1997 Period. The change primarily related to a final $4.0 million payment to SFC for the Acquisition and the purchase of the Acquired Brands of $50.6 million. Capital expenditures during the 1998 Period included purchases of manufacturing and computer equipment.

     Net cash used in financing activities for the 1998 Period was $0.1 million as compared to net cash provided by financing activities for the 1997 Period of $52.2 million. The change primarily related to proceeds from the issuance of long-term debt to finance the acquisition of the Acquired Brands.

     The Company's primary source of capital are cash flows from operations and borrowings under a $50 million revolving debt facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. Management believes that available borrowing capacity under the revolving credit facility of $49.4 million at July 4, 1998, combined with cash provided by operations, will provide the Company with sufficient cash to fund current operations as well as to meet its obligations over the near term.

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

Recent Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued to establish standards of reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company would be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS130 has no effect on the Company's financial reporting.

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

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to standardize the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement should have no impact on the Company's consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 4.   Year 2000 Issue

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. Management presently believes that the Company has substantially completed its Year 2000 planning utilizing both internal and external resources. The Company has implemented a new network throughout the organization and is currently implementing new financial software. It is anticipated that all Year 2000 compliance efforts will be completed by March 31, 1999, allowing adequate time for testing.

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

6(b) Reports on Form 8-K

     Form 8-K filed May 19, 1998
     Form 8-K filed August 3, 1998

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 15, 1998                   B&G FOODS, INC.





                                          By:/s/ Robert C. Cantwell
                                             ----------------------------------

                                             Robert C. Cantwell

                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer
                                             and Authorized officer

                                  EXHIBIT INDEX


(1)  Exhibit

          Number                             Description
          ------                             -----------

            27                               Financial Data Schedule