Form 10-Q
period 1998-10-03
B&G FOODS INC
filed 1998-11-12
CIK 1049172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-Q
(Mark One)
[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended October 3, 1998.
                                       or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
          For the transition period from______ to ______

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

                                  Yes |X| No __

As of November 1, 1998, there was 1 share of the registrant's common stock, $.01 par value, outstanding, which was owned by an affiliate of the registrant.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.

               a) Consolidated Balance Sheets                              3

               b) Consolidated Statements of Operations                    4

               c) Consolidated Statements of Cash Flows                    5

               d) Notes to Consolidated Financial Statements               6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

          Item 3. Quantitative and Qualitative Disclosure about
                  Market Risk                                              13

          Item 4. Year 2000                                                13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      14

          Item 2.   Change in Securities                                   14

          Item 3.   Defaults Upon Senior Securities                        14

          Item 4.   Submission of Matters to a Vote of Security Holders    14

          Item 5.   Other Information                                      14

          Item 6.   Exhibits and Reports on Form 8-K                       14
                    (a)  Exhibits
                    (b)  Reports on Form 8-K

SIGNATURE                                                                  16

Item 1. Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                (dollars in thousands, except per share data)

     Assets                                  October 3, 1998     January 3, 1998
                                             ---------------     ---------------
                                               (Unaudited)

Current assets:
     Cash and cash equivalents                    $982                    $691
     Trade accounts receivable, net             13,704                  13,074
     Inventories                                45,172                  31,467
     Prepaid expenses and other current assets   2,342                   1,792
     Deferred income taxes                       3,419                   2,819
                                             -----------------------------------
     Total current assets                       65,619                  49,843

Propert, plant and equipment, net               25,956                  23,619
Intangible assets, net                         114,813                 100,831
Other assets                                     5,390                   5,742
                                             -----------------------------------
     TOTAL ASSETS                             $211,778                $180,035
                                             ===================================
     Liabilities and Stockholder's Equity
Current liabilities:
     Current installments of long-term debt       $347                    $293
     Trade accounts payable                     18,678                  15,752
     Accrued expenses                            8,150                  11,990
     Due to related parties                      1,602                     197
                                             -----------------------------------
     Total current liabilities                  28,777                  28,232

Long-term debt                                 150,258                 121,083
Deferred income taxes                           12,463                  12,033
Other liabilities                                    0                      59
                                             -----------------------------------
     Total liabilities                         191,498                 161,407

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
     1,000 shares; issued and outstanding 1 share in
     1998 and 1997
Additional paid-in capital                      21,231                  20,000
Accumulated deficit                               (951)                 (1,372)
                                             -----------------------------------
     Total stockholder's equity                 20,280                  18,628

TOTAL LIABILITIES AND                        -----------------------------------
STOCKHOLDER'S EQUITY                          $211,778                $180,035
                                             ===================================

See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                             (dollars in thousands)


                                                       Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                             October 3, 1998      September 27, 1997       October 3, 1998      September 27, 1997
                                             ---------------      ------------------       ---------------      ------------------
                                               (Unaudited)           (Unaudited)             (Unaudited)

Net sales                                         $46,477               $35,934                $127,508             $104,337
Cost of goods sold                                 28,355                22,439                  77,826               70,064
                                             -------------------------------------------------------------------------------------
     Gross profit                                  18,122                13,495                  49,682               34,273

Sales, marketing, and distribution expenses        12,430                 9,118                  34,398               24,350
General and administrative expenses                 1,499                 1,263                   4,166                3,165
Management fee - related parties                       62                    66                     187                  191
                                             -------------------------------------------------------------------------------------

     Operating income                               4,131                 3,048                  10,931                6,567

Other expense:
     Interest expense - related parties                18                     7                      49                  788
     Interest expense                               3,661                 2,868                  10,044                5,320
                                             -------------------------------------------------------------------------------------
     Income before income tax expense and
       extraordinary item                             452                   173                     838                  459

Income tax expense                                    228                   147                     417                  426
                                             -------------------------------------------------------------------------------------

     Income before extraordinary item                 224                    26                     421                   33

Extraordinary item, net of income tax benefit
  of $1,138                                             0                (1,804)                      0               (1,804)
                                             -------------------------------------------------------------------------------------
Net income (loss)                                    $224               ($1,778)                   $421              ($1,771)
                                             =====================================================================================



                See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)



                                                                 Thirty-nine Weeks Ended
                                                         October 3, 1998      September 27, 1997
                                                         ---------------      ------------------
                                                           (Unaudited)

Cash flows from operating activities
   Net income (loss)                                           $421                 ($1,771)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                            5,118                   3,756
     Deferred income tax expense                                430                    (934)
     Amortization of deferred debt issuance costs               466                     473
     Extraordinary item                                           0                   2,942
     Changes in assets and liabilities, net of effects
       from businesses acquired:
       Trade accounts receivable                              1,639                  (3,866)
       Inventories                                               83                     185
       Prepaid expenses and other current assets               (264)                 (1,610)
       Other assets                                              13                      (8)
       Trade accounts payable                                 1,632                   5,082
       Accrued expenses                                      (6,130)                    749
       Due to related parties                                   562                     121
       Other liabilities                                          0                    (399)
                                                         -----------------------------------
         Net cash provided by operating activities            3,970                   4,720
                                                         -----------------------------------
Cash flows from investing activities:
  Paid for acquisitions                                     (32,622)                (63,019)
  Paid to former parent                                           0                  (4,009)
  Capital expenditures                                       (2,581)                 (2,976)
  Proceeds from sales of property, plant and equipment          396                     162
                                                         -----------------------------------
         Net cash used in investing activities              (34,807)                (69,842)
                                                         -----------------------------------
Cash flows from financing activities:
  Payments of long-term debt                                   (320)                (68,379)
  Proceeds from issuance of long-term debt                   30,344                 143,000
  Proceeds from issuance of equity                            1,231                     500
  Deferred debt issuance costs                                 (127)                 (6,591)
                                                         -----------------------------------
         Net cash provided by financing activities           31,128                  68,530
                                                         -----------------------------------

         Increase in cash and cash equivalents                  291                   3,408

Cash and cash equivalents at beginning of period                691                     291
                                                         -----------------------------------

Cash and cash equivalents at end of period                      982                   3,699
                                                         ===================================


                See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 3, 1998 and the results of its operations and its cash flows for the 13 and 39 week periods ended October 3, 1998 and September 27, 1997.

         The results of operations for the 13 and 39 week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for 1997 included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.


(2)      Nature of Operations and Business Acquisitions

         Nature of Operations

         The Company is a manufacturer, marketer and distributor of branded pickles, peppers, bagel chips, hot sauces, maple syrup, salad dressings and other specialty food products to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-door sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

         On July 2, 1998, BGH Holdings, Inc. (the Buyer), a subsidiary of B&G Foods, Inc., entered into a Stock Purchase Agreement by and among Buyer, Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc. and Les Produits Alimentaires Jacques et Fils, Inc. (collectively, Maple Grove), and William F. Callahan and Ruth M. Callahan (collectively, the Sellers), pursuant to which Buyer would acquire all of the issued and outstanding capital stock of Maple Grove for aggregate consideration of $15,170, consisting of $14,170 in cash, 1,000 shares of Common Stock of B&G Foods Holdings, Inc. (Holdings, the Company's parent), having an aggregate value of $10, and 990 shares of the 13% Series A Cumulative Preferred Stock of Holdings, having an initial aggregate liquidation preference of $990, plus the assumption of $17,370 in debt and transaction costs of $1,082. The closing under the Stock Purchase Agreement occurred on July 17, 1998. The Stock Purchase Agreement provides for a post-closing adjustment to be paid by the Buyer or Sellers under certain circumstances. The parties are currently determining the amount of the post-closing adjustment. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's $50 million Credit Facility (the Credit Facility). As a result of the Maple Grove Acquisition, a consent, waiver and first amendment of the Credit Facility was entered into, which included among other things, a prospective change in certain financial covenants and a consent by the lender regarding the purchase of Maple Grove.

         The above acquisitions have been accounted for using the purchase method and, accordingly, the excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirty-nine weeks ended October 3, 1998 and September 27, 1997 presents the results of operations of the Company as if the acquisition of certain assets from Nabisco, the JEM Acquisition (collectively, the Acquired Brands) and the Maple Grove Acquisition had occurred at the beginning of the periods presented.

         In addition to including the results of operations of the aforementioned entities, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.


                                                                  Thirty-nine Weeks Ended
                                                              October 3, 1998        September 27, 1997
                                                              ---------------        ------------------

         Net sales                                                 $148,177                $150,113
         Income (loss) before extraordinary item                        778                  (4,132)

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out and average cost methods) or market.

         Inventories consist of the following:

                                             October 3, 1998     January 3, 1998
                                             ---------------     ---------------

          Raw materials and packaging          $ 14,868             $    6,146
          Work in progress                        2,845                  1,924
          Finished goods                         27,459                 23,397
                                               --------             ----------

                                               $ 45,172             $   31,467
                                               =========            ==========

(4)      Debt

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the Notes) due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used to repay the outstanding balances together with accrued and unpaid interest with respect to the Company's $50 million Credit Facility and the Interim Notes, to finance the acquisition of JEM and to pay certain related fees and expenses and for general corporate purposes.

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

(5)      Commitment and Contingencies

         The Company produces fruit spreads under an Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 and wet spices under a Spice Supply Agreement dated March 19, 1993 with International Home Foods, Inc. (IHF) which expire in March 1999 and March 1998, respectively. Additionally, the Company distributes certain IHF products under a Sales and Distribution Agreement dated March 19, 1993, which expires on March 31, 1999. Sales under these contracts during the 39 week periods ended October 3, 1998 and September 27, 1997 were $28,554 and $34,114, respectively. Sales under these contracts during the 13 week periods ended October 3, 1998 and September 27, 1997 were $9,127 and $8,260, respectively. Receivables due from IHF included in trade accounts receivable at October 3, 1998 and January 3, 1998 were $1,461 and $1,820, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 Week period ended October 3, 1998 compared to 13 Week period ended September 27, 1997.

              Net Sales. Net sales increased by $10.5 million or 29.3%, to $46.5 million for the 13-weeks ended October 3, 1998 (the "1998 Period") from $35.9 million for the 13-weeks ended September 27, 1997 (the "1997 Period"). The net sales increase included $3.6 million of sales from the Acquired Brands, and $8.0 million of sales from Maple Grove. The Acquired Brands increased 14.9% in the 1998 Period over sales in the 1997 Period and Maple Grove increased 19.6% in the 1998 Period over sales in the 1997 Period. Sales of Burns & Ricker Snack Food products decreased $1.2 million or 15.9% and sales of B&G pickle and pepper products decreased $0.8 million or 5.8%. These sales decreases were partially offset by an $0.9 million or 10.5% increase in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S.

              Gross Profit. Gross profit increased by $4.6 million or 34.3% to $18.1 million for the 1998 Period from $13.5 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 39.0% in the 1998 Period from 37.6% in the 1997 Period due to lower manufacturing costs experienced by Burns & Ricker Snack Food products, B&G pickle and pepper products, and the Acquired Brands.

              Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $3.3 million, or 36.3%, to $12.4 million for the 1998 Period from $9.1 million in the 1997 Period. Such expenses as a percentage of net sales increased to 26.7% in the 1998 Period from 25.4% in the 1997 Period due primarily to the addition of the Acquired Brands and the Maple Grove Acquisition. The Acquired Brands accounted for $0.5 million and Maple Grove accounted for $1.5 million of the increase. Promotional spending increased $1.3 million on B&G pickle and pepper products and the Acquired Brands.

              General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $0.2 million, or 17.5%, to $1.5 million for the 1998 Period from $1.3 million in the 1997 Period due primarily to expenses associated with the management of Maple Grove. Such expenses as a percentage of net sales decreased to 3.4% in the 1998 Period from 3.7% in the 1997 Period.

              Operating Income. As a result of the foregoing, operating income increased by $1.1 million, or 35.5%, to $4.1 million for the 1998 Period from $3.0 million for the 1997 Period. Operating income expressed as a percentage of net sales increased to 8.9% in the 1998 Period from 8.5% in the 1997 Period.

              Interest Expense. Interest expense increased $0.8 million to $3.7 million for the 1998 Period from $2.9 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the Maple Grove Acquisition.

         39 Week period ended October 3, 1998 compared to the 39 Week period ended September 27, 1997.

              Net Sales. Net sales increased by $23.2 million or 22.2%, to $127.5 million for the 39 week period ended October 3, 1998 (the "1998 Period") from $104.3 million for the 39 week period ended September 27, 1997 (the "1997 Period"). The net sales increase included $22.9 million for the Acquired Brands, and $8.0 million of sales from Maple Grove. The Acquired Brands increased 8.3% in the 1998 Period over sales in the 1997 Period and Maple Grove increased 13.4% in the 1998 Period over sales in the 1997 Period. Sales of B&G pickle and pepper products increased $0.4 million or 1.1% from the 1997 Period. These sales increases were partially offset by a decrease of $5.5 million or 16.3%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S., and a decrease in sales of $2.6 million or 12.1% of Burns & Ricker Snack Food products.

              Gross Profit. Gross profit increased by $15.4 million, or 45.0%, to $49.7 million for the 1998 Period from $34.3 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 39.0% in the 1998 Period from 32.8% in the 1997 Period due to a favorable shift in the sales mix to higher gross profit margin B&G pickle and pepper product sales and Acquired Brands sales from lower gross profit margin Polaner co-packing sales.

              Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $10.0 million, or 41.3%, to $34.4 million for the 1998 Period from $24.4 million for the 1997 Period. Such expenses as a percentage of net sales increased to 27.0% in the 1998 Period from 23.3% in the 1997 Period. The Acquired Brands accounted for $6.9 million and Maple Grove accounts for $1.5 million of the increase. Marketing spending increased $0.7 million and distribution spending increased $0.9 million.

              General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $1.0 million, or 29.7% to $4.4 million for the 1998 Period from $3.4 million in the 1997 Period, primarily due to increased amortization of intangibles of $0.6 million associated with the acquisitions of the Acquired Brands and Maple Grove.

              Operating Income. As a result of the foregoing, operating income increased by $4.4 million, or 66.5%, to $10.9 million for the 1998 Period from $6.6 million for the 1997 Period. Operating income expressed as a percentage of net sales increased to 8.6% in the 1998 Period from 6.3% in the 1997 Period.

              Interest Expense. Interest expense increased $4.0 million to $10.1 million for the 1998 Period from $6.1 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the acquisitions of the Acquired Brands and Maple Grove.

Liquidity and Capital Resources

         Cash provided by operations decreased by $0.7 million or 15.9%, to $4.0 million for the 1998 Period from $4.7 million in the 1997 Period. Working capital at October 3, 1998 was $36.8 million, an increase of $15.2 million over working capital at January 3, 1998 of $21.6 million. This increase is primarily a result of increases in accounts receivable and decreases in accrued expenses.

         Net cash used in investing activities for the 1998 Period was $34.8 million as compared to $69.8 million for the 1997 Period. The change primarily related to a final $4.0 million payment to SFC for the Acquisition and the purchase of the Acquired Brands of $63.0 million. This was offset by the purchase of Maple Grove. Capital expenditures during the 1998 Period included purchases of manufacturing and computer equipment.

         Net cash provided by financing activities for the 1998 Period was $31.1 million as compared to net cash provided by financing activities for the 1997 Period of $68.5 million. The change related primarily to the proceeds from the issuance of long-term debt in the 1997 Period to finance the acquisition of the Acquired Brands offset by the proceeds from the issuance of long-term debt in the 1998 Period to finance the Maple Grove Acquisition.

         The Company's primary source of capital are cash flows from operations and borrowings under a $50 million revolving debt facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. Management believes that available borrowing capacity under the revolving credit facility of approximately $20.0 million at October 3, 1998, combined with cash provided by operations, will provide the Company with sufficient cash to fund current operations as well as to meet its obligations.

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

         In June, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was used to standardize the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement should have no impact on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 4.  Year 2000

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company, as well as for the government and most other companies. The Company has instituted a plan to assess its state of readiness for Y2K, to remediate those systems that are non-compliant and to assure that material third parties will be Y2K compliant.

         The Company has assessed its mainframe, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, approximately 50 percent of the IT systems have been remediated. For the IT systems not yet remediated, the Company has purchased third party software that will be operational by March 31, 1999. The final phase of the Company's remediation is its manufacturing systems which is expected to be completed by June 30, 1999.

         In 1998, the Company has installed throughout its business units a Wide Area Network encompassing merchandising, logistics, finance and human resources. The Wide Area Network project was undertaken for business reasons unrelated to Y2K.

         The Company has compiled an inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and manufacturing equipment. Preliminary investigations of the embedded chip systems indicate that Y2K will not affect these systems.

         The Company is in the process of distributing a comprehensive Y2K compliance questionnaire to key vendors, service providers and co-packers. Management will be addressing the responses as part of the Company's Y2K plan.

         The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue, excluding the Wide Area Network which was undertaken for reasons unrelated to Y2K, is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.

         The Company is in the process of developing contingency plans for those areas which might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the results of operations or financial condition of the Company.


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2.  Change in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holdings

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits

                  Exhibit Number                       Description
                  --------------                       -----------

                  Exhibit 27 Financial Data Schedule (filed Electronically with SEC only)


6(b)      Reports on Form 8-K

          Form 8-K filed May 19, 1998
          Form 8-K filed August 3, 1998
          Form 8-K/A filed October 2, 1998

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 11, 1998     B&G FOODS, INC.




                             By:   /s/Robert C. Cantwell
                                   ---------------------
                                   Robert C. Cantwell
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer and Authorized officer)

                                  EXHIBIT INDEX



         Exhibit
         Number                              Description
         -------                             -----------

         27                                  Financial Data Schedule