Form 10-K
period 1999-01-02
B&G FOODS INC
filed 1999-03-18
CIK 1049172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO  _______

                        COMMISSION FILE NUMBER 333-39813
                              --------------------

                                 B&G Foods, Inc.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                        13-3916496
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

 426 Eagle Rock Avenue, Roseland, New Jersey                        07068
  (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (973) 228-2500 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. .

     The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

     As of March 16, 1999, B&G Foods, Inc. had one share of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
================================================================================

PART I

ITEM 1.   BUSINESS

Company Overview

     B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") currently manufacture, market and distribute a diversified portfolio of shelf-stable branded food products. Some of the products manufactured and distributed by the Company include Bloch & Guggenheimer pickles and peppers, Burns & Ricker and New York Style bagel chips and Regina vinegars.

     The Company was organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") in November 1996 to acquire Bloch & Guggenheimer, Inc., Burns & Ricker, Inc. and certain related entities (the "B&G and B&R Acquisition") from Specialty Foods Corporation ("Specialty Foods"), which is not an affiliate of the Company. The B&G and B&R Acquisition was consummated on December 27, 1996 as a purchase of all of the outstanding capital stock of BGH Holdings, Inc., the parent of Bloch & Guggenheimer, Inc. and BRH Holdings, Inc., the parent of Burns & Ricker, Inc.

     On June 17, 1997, the Company acquired certain assets relating to the Regina wine vinegars and cooking wines, Wright's liquid smoke hickory flavoring, Brer Rabbit molasses and Vermont Maid syrup brands (the "Nabisco Brands Acquisition"), including trademarks, inventory and certain equipment used to bottle the Regina wine vinegars and cooking wines, from Nabisco, Inc. ("Nabisco"), which is not an affiliate of the Company.

     On August 15, 1997, through a subsidiary, the Company acquired from E. McIlhenny's Son Corporation (the "Trappey's Acquisition") all of the outstanding capital stock of JEM Brands, Inc. ("JEM"), the holding company of Trappey's Fine Foods, Inc. (together with JEM, "Trappey's").

     On July 17, 1998, through a subsidiary, the Company acquired all of the outstanding capital stock of Maple Grove Farms of Vermont, Inc. and related entities (the "Maple Grove Acquisition") from certain individual investors. The Maple Grove Acquisition included the Maple Grove Farms of Vermont and UpCountry Naturals labels of pure maple syrup.

     On February 5, 1999, subsequent to the Company's fiscal year end, the Company acquired certain assets related to the Polaner brand of fruit spreads, preserves and wet spices (the "Polaner Acquisition") from International Home Foods, Inc.("IHF") and M. Polaner, Inc. Prior to consummation of the Polaner Acquisition, the Company had been the exclusive manufacturer, or "co-packer," of the Polaner products for IHF, and had distributed the Polaner products regionally, under co-packing and distribution contracts that were terminated upon consummation of the Polaner Acquisition. See "--Co-Packing."

     On March 15, 1999, subsequent to the Company's fiscal year end, through a subsidiary, the Company acquired the assets of The Heritage Portfolio of Brands from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. for $192 million in cash (the "Heritage

Brands Acquisition"). The Heritage Portfolio of Brands include Underwood meat spreads, B&M baked beans, Ac'cent flavor enhancer, Sa-son Ac'cent flavor enhancer, Las Palmas Mexican sauces and food products and Joan of Arc dry bean products businesses.

     The Company is wholly-owned by B&G Foods Holdings Corp. ("Holdings"), which in turn is owned by BRS and its affiliates, and members of the Company's management and board of directors. See "Security Ownership of Certain Beneficial Owners and Management." The Company maintains its corporate headquarters at 426 Eagle Rock Avenue, Roseland, New Jersey 07068.

Products and Markets

     The Company manufactures, markets and distributes a diversified portfolio of shelf-stable branded products with leading regional or national market positions. Set forth below is a brief description of the Company's products:

B&G Pickles & Peppers

     The Company manufactures and distributes shelf-stable pickles, relishes, peppers, olives and other related specialty items ("Pickles & Peppers") primarily under the B&G and Bloch & Guggenheimer brand names. The Company's Pickle & Peppers have strong sales in the New York area, and the Company believes they are the leading brand of shelf-stable pickles sold in the New York metropolitan area.

     The Company positions its Pickles & Peppers as a quality, competitively priced product. The Company currently offers 77 distinct pickle products and 41 distinct pepper products. Nationally, pepper products have enjoyed modest sales growth over the past five years driven by changes in consumer trends and eating styles.

Trappey's

     Trappey's products fall in two major categories, shelf-stable peppers and hot sauces. Trappey's, founded in 1898, was one of the first packers of pepper hot sauce and the first to process peppers for pickling. Since its inception, Trappey's has introduced many new products including Red Devil branded hot sauce, Trappey's brand peppers, Torrido brand chili peppers and Italian peperoncini peppers under the Dulcito brand.

Burns & Ricker Baked Snack Foods

     B&G manufactures, markets and distributes bagel chips, snack mixes and other baked specialty products ("Baked Snack Foods") primarily under the Burns & Ricker and New York Style brands. Presently, the Burns & Ricker and New York Style brands are the leading national brands of bagel chips.

     Management believes that a key to growth in the highly competitive snack foods market is the continual introduction of new products. The Company has successfully introduced additional bagel chip flavors, snack mixes, the Coffee Break line of breakfast toasts and the Regina Panetini line of light Italian toasts. Management believes that these initiatives will enable the Company to diversify and expand its snack food business.

Regina Vinegars and Cooking Wines

     The Company manufactures and distributes vinegars and cooking wines under the Regina label. The brand, which has been in existence since 1949, is most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades, and soups. Regina's premium packaging, reputation and product quality have allowed it to maintain its number one position nationally and command premium pricing while outselling competitors. The Company expanded the Regina product line with the introduction of a balsamic vinegar in 1998.

Wright's Liquid Smoke

     The Company manufactures and distributes Wright's, a leading brand of liquid smoke. Wright's liquid smoke is an all-natural hickory seasoning that reproduces the flavor and aroma of hickory pit smoking in meats, chicken and fish. Wright's is manufactured by a patented process and has one primary national competitor. Since acquiring Wright's, the Company has sought to increase the brand's marketing by adding recipes and incentives on package and display shippers. Wright's liquid smoke is also used by commercial processors to smoke hams, bacon, sausage and barbeque sauces.

Brer Rabbit Molasses

     The Company markets and distributes molasses under its Brer Rabbit label, which enjoys significant national market share. Brer Rabbit molasses is typically used in baking, barbeque sauces and as a breakfast syrup. The Brer Rabbit product comes in mild and full varieties. The mild molasses is designed for table use as well as cooking, while the full flavor molasses has a stronger flavor and is used primarily for cooking.

Vermont Maid Syrup

     Vermont Maid was a regional brand of maple-flavored syrup in the Boston area market when it was acquired by the Company in 1997. The Company has reformulated the brand into a thicker, richer formula and contemporized its look by introducing more appealing packaging. Vermont Maid syrup is available in two flavors, regular and lite. The Company is attempting to increase the national distribution of Vermont Maid syrup.

Maple Grove Products

     The Company manufactures, markets and distributes pure maple syrup under the Maple Grove Farms of Vermont label ("Maple Grove"). The Company's pure maple syrup is processed and bottled at the Company's facility in St. Johnsbury, Vermont. The Company also manufactures, markets and distributes a line of gourmet salad dressings, marinades, fruit syrups, and confections and markets and distributes pancake mixes under the Maple Grove label.

Hot Sauces

     The Company manufactures, markets and distributes a variety of hot sauces under the brand names Trappey's, Red Devil, Bull's and Louisiana Hot Sauce. The Company processes its hot sauces in its plants in Louisiana. The market for hot sauces is very competitive and the Company faces competition from a number of national, regional and local competitors.

Polaner Fruit Spreads, Preserves and Wet Spices

     On February 5, 1999, the Company completed the Polaner Acquisition. The Company now manufactures, markets and distributes the Polaner brand, which is comprised of a broad array of fruit-based spreads as well as packed wet spices such as bottled chopped garlic and basil. Polaner All-Fruit is the leading national brand of fruit-juice sweeted fruit spread. Prior to completion of the Polaner Acquisition, the Company had manufactured and partially distributed the Polaner products pursuant to several co-packing agreements. These agreements, which were terminated upon consummation of the Polaner Acquisition, are further described below under the caption "--Co-Packing." The Polaner products are manufactured by the Company at its facilities in Roseland, New Jersey. The Company's management is extremely familiar with the Polaner brand and believes that the brand can be grown through focused marketing efforts and new product introductions.

Heritage Brands

     On March 15, 1999, the Company completed the Heritage Brands Acquisition. The Heritage Brands portfolio is comprised of brands in several niche categories including (i) B&M baked beans, (ii) Underwood meat spreads, (iii) Ac'cent and Ac'cent/Sa-son flavor enhancers, (iv) Las Palmas Mexican foods and (v) Joan of Arc canned beans.

B&M Baked Beans

     B&M is the original brand of brick-oven baked beans, having been produced since 1927. The B&M line includes a variety of baked beans, brown bread (a dense, traditional New England bread baked in the can), and also the Friends brand of baked beans, which is only available in New England. To further increase the brand's image, B&M recently was re-staged with a re-styled label and a re-formulated recipe.

Underwood Meat Spreads

     The Underwood brand markets meat spreads of several types, including deviled ham, chicken and roast beef. Management believes that Underwood products are unique because of their spreadable consistency, with no competitors offering directly comparable products. Liver pate and sardines are also marketed under the Underwood label.

Ac'cent / Sa-son

     Ac'cent was introduced in 1947 as a flavor enhancer for meat preparation. The product is an all-natural flavor enhancer primarily used on beef, poultry, fish and vegetables. The brand is regionally strongest on the East Coast and is marketed in the United States under the Ac'cent and the Ac'cent/Sa-son labels.

Las Palmas

     Las Palmas, started in 1923, is a leading provider of enchilada sauce in the authentic Mexican foods segment. Besides enchilada sauce, the Las Palmas brand also applies to other canned products, including jalapenos, green chilies and crushed tomatillo.

Joan of Arc

     The Joan of Arc label applies to a full range of dry canned beans packed in salt water. The best selling products under this label are kidney and chili beans.

Co-Packing

     The Company manufactures and packages food products for third parties under other brand names, an industry practice commonly known as "co-packing." During fiscal 1998 and prior to the Company's acquisition of the Polaner brand of products, the Company had two co-packing contracts with IHF pursuant to which the Company manufactured for IHF the Polaner lines of fruit spreads, preserves and wet spices. In addition, the Company had a third contract with IHF under which the Company distributed the Polaner lines of fruit spreads, preserves and wet spices in the New York metropolitan area. The IHF contracts, in the aggregate, accounted for $36.9 million and $46.2 million, or 20.5% and 30.5%, of the Company's net sales for fiscal 1998 and fiscal 1997, respectively. These contracts were terminated upon completion of the Company's acquisition of the Polaner and related brands on February 5, 1999.

Distribution & Marketing

     The Company uses several methods to distribute its products on a regional and national basis. The Company distributes its products in the greater New York metropolitan area primarily through its direct-store-door ("DSD") sales and distribution system. The Company distributes its products nationally through a network of independent national brokers, specialty food distributors and direct sales to mass merchants and warehouse clubs.

     The Company's DSD sales and distribution system supports an organization of sales personnel who directly service individual grocery stores with the Company's products. The DSD system relies on account managers to work with buyers at the grocery chain's headquarters level, introducing new products and organizing promotional support for existing product lines, as well as sales personnel to operate at the store level by calling on store and grocery department managers on a weekly basis, writing orders for products, positioning new products and selling product displays to support promotional activity. Products are delivered directly to stores by a fleet of trucks operated by independent owners/operators.

     Products sold nationally to supermarket chains and food service outlets are generally distributed through brokers or distributors. National and regional food brokers sell the entire portfolio of the Company's products. Broker sales efforts are coordinated by B&G regional sales managers, who supervise brokers' activities with buyers or distributors and brokers' retail coverage of the products at the store level.

     Marketing support for the products distributed through the DSD system consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Trade advertising and coupons supplement this activity. A variety of in-store support vehicles such as hang tags, racks, signs and shipper displays are used by the individual sales personnel to highlight the Company's products. Marketing support on a national basis typically consists of scheduled trade promotions, targeted coupons and cross-promotions with supporting products. Initially, advertising generally has consisted of magazine and trade advertisements, to be supplemented at a later date with television advertising for selected brands.

     The Company did not export a significant amount of any of its products during the 1998 fiscal year.

Competition

     The food products business is highly competitive. The Company competes with other producers of its products on the basis of price, convenience, quality and product development expertise. The Company operates in markets that are highly competitive, and the Company faces competition in each of its product lines. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines and may have substantially greater financial and other resources.

     During the 1998 fiscal year, the Company's most significant competitors for its Pickles & Peppers were Vlasic and Heinz branded products. In addition, J.M. Smucker and Sorrell Ridge were and continue to be the main competitors of the Company's fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont line of syrups and salad dressings compete directly with the Camp brand in the pure maple syrup category but, along with the Company's Vermont Maid syrup products, also had a number of competitors in the general pancake syrup market, such as Aunt Jemima, Mrs. Buttersworth and Log Cabin. The Company's bagel chips were and continue to be the national market leader and have no one direct competitor.

     In addition, the Company's products compete not only against other brands in their product category, but also against products in similarly related product categories. For example, the Company's shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also those found in the refrigerated sections of grocery stores. Likewise, the bagel chips manufactured and distributed by the Company compete not only with other brands of bagel chips, but also with other kinds of baked snacks and snacks in general.

Customers and Seasonality

     Other than IHF, none of the Company's customers accounted for more than 10% of its net sales in fiscal 1998, 1997 or 1996. The IHF contracts, in the aggregate, accounted for $36.9 million and $46.2 million, or 20.5% and 30.5% of the Company's net sales for fiscal 1998 and fiscal 1997, respectively.

     Sales of a number of the Company's products tend to be seasonal. The Company purchases most of the produce used to make its Pickles & Peppers during the period from July 1 to October 31 and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

Inflation

     The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

Production

     The Company purchases agricultural products and other raw materials from growers, commodity processors and other food companies. The Company's principal raw materials include peppers, cucumbers, vegetables, maple syrup, meat, flour, vegetable oils, fruit concentrate and strawberries and other fruits. The Company purchases its agricultural raw materials in bulk, from a variety of suppliers, on an as-needed basis or pursuant to short-term supply contracts. Approximately 75% of B&G's pickle and pepper agricultural products come from sources near its manufacturing facilities in order to minimize the high transportation costs associated with transporting these products.

     The Company currently has agreements for manufacture by third parties of its Brer Rabbit, Regina and Vermont Maid products. These co-packing arrangements require the Company to pay a fixed price per unit of the co-packed product, with prices subject to annual adjustment. The Company believes that there are alternative sources of co-packing production readily available for its products.

     During the 1998 fiscal year, the Company had two co-packing agreements with IHF. Under one agreement, the Company manufactured and sold wet spices to IHF and under the second, the Company manufactured and sold fruit spread and preserves to IHF. All of the co-packing arrangements with IHF were terminated upon consummation of the Polaner Acquisition.

     In addition, the Company was party to a third contract pursuant to which it sold and distributed the Polaner and other products for IHF through the Company's DSD system and which also was terminated upon consummation of the Polaner Acquisition.

     The Company manufactures Polaner wet spices in the Hurlock, Maryland facility. The Hurlock facility, which the Company also uses to produce its pickle and relish products, is owned by the Company and all employees at the facility are employed by the Company. The Company produces Polaner preserves and fruit spreads at its Roseland, New Jersey facility.

Trademarks and Patents

     The Company owns numerous trademarks which are registered in the United States and abroad, including in Canada, the Dominican Republic, Japan, South Korea, the Philippines and Thailand. As of December 31, 1998, the Company's trademarks included B&G, Block & Guggenheimer, Bagel ChipMix, Brer Rabbit, Burns & Ricker, New York Style, Regina, San-Del, Sandwich Toppers, Vermont Maid and Wright's.

     The Company considers its trademarks to be of significant importance in the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

Governmental Regulation

     The operations of the Company are subject to extensive regulation by the United States Food and Drug Administration ("FDA"), the United States Department of Agriculture and other state and local authorities regarding the processing, packaging, storage, distribution and labeling of the Company's products. The Company's processing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company is in full compliance with all such laws and regulations or that it will be able to comply with any future laws and regulations in a cost-effective manner. Failure by the Company to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the business, financial condition or results of operation of the Company.

     As described above, the Company is subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

Environmental Matters

     The Company has not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on the Company's experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can it predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Employees

     On January 31, 1999, B&G's workforce consisted of 523 employees. Of that total, 321 employees were engaged in manufacturing, 90 were engaged in marketing and sales, 87 were engaged in distribution and 25 were engaged in administration. Approximately 60 of the Company's 523 employees, as of January 31, 1999 were covered by a collective bargaining agreement. In general the Company considers its employee and union relations to be good and has not experienced any work stoppages in over 30 years.

ITEM 2.       PROPERTIES

     The Company's plants are generally located near major customer markets and raw materials. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate B&G's planned growth. As of January 31, 1999, the Company operated the manufacturing and warehouse facilities described in the table below.

Facility Location               Products Manufactured                  Approx.
                                                                       Sq. Ft.
------------------------------------------------------------------------------
Roseland, NJ                    Headquarters/ Manufacturing            124,000
South Brunswick, NJ             Manufacturing/Warehouse                144,000
Hurlock, MD*                    Manufacturing/Warehouse                236,000
St. Johnsbury, VT*              Manufacturing/Warehouse                 92,000
New Iberia, LA*                 Manufacturing/Warehouse                158,000
Hurlock, MD*                    Warehouse                               80,000
Hurlock, MD                     Warehouse                               35,000
Hurlock, MD                     Warehouse                               66,000
Sharptown, MD*                  Storage facility                         3,000
La Vergne, TN                   Distribution Center                    140,000
St. Evariste, Quebec*           Storage Facility                        60,000
-------------------------------
*Owned.


ITEM 3    LEGAL PROCEEDINGS

     The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal 1998, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                       Fiscal Year Ended
                                       ----------------------------------------------------------------------------------
                                          Dec. 31,        Dec. 30,         Dec. 28,         Jan. 3,          Jan. 2,
                                            1994            1995             1996             1998            1999
                                       (Predecessor)    (Predecessor)    (Predecessor)    (Successor)      (Successor)
                                       --------------- ---------------- ---------------- --------------- ----------------
                                                                    (Dollars in thousands)
Statement of Operations Data (1):
Net sales...........................     $ 113,812       $  112,245       $  129,307       $  151,615      $  179,780
Cost of goods sold..................        82,833           79,293           91,187           98,950         108,186
    Gross profit....................        30,979           32,952           38,120           52,665          71,594
Sales, marketing and distribution
    expenses........................        23,336           23,863           28,414           36,884          49,430
General and administrative expenses
                                             2,589            2,598            2,941            4,688           5,725
Management fees.....................           --             1,097            1,249              250             250
    Operating income................         5,054            5,394            5,516           10,843          16,189
Interest expense....................         2,394            3,780            4,649            9,578          13,908
    Income before income tax
       expense and extraordinary
       item.........................         2,660            1,614              867            1,265           2,281
Income tax expense (2)..............         1,458              896              591              833           1,431
    Income before extraordinary
       item.........................         1,202              718              276              432             850
Extraordinary item, net of income
    tax benefit (3).................           --               --               --            (1,804)            --
    Net income (loss)...............     $   1,202       $      718       $      276       $   (1,372)     $      850

Balance Sheet Data (at period end)
    (1):
    Total assets....................     $  69,936       $   82,012       $  103,412       $  180,035      $  211,873
    Long-term debt, including
       current portion..............        25,654           30,163           53,513          121,376         144,696
    Total stockholder's equity......        29,261           29,979           12,500           18,628          20,820

Other Financial Data (1):
    EBITDA (4)......................     $   8,452       $    8,905       $    9,621       $   16,263      $   23,372

(1) The B&G and B&R Acquisition and the acquisitions of the Nabisco Brands, Trappey's and Maple Grove were consummated on December 27, 1996, June 17, 1997, August 15, 1997 and July 17, 1998, respectively, and were accounted for using the purchase method of accounting. The selected financial data set forth above as of January 3, 1998 and January 2, 1999 (the "Successor") is presented on a consolidated basis. The selected financial data set forth above as of all periods ending prior to December 28, 1996 (the "Predecessor") is presented on a combined basis because the Predecessor companies were under common control. As a result of these acquisitions, the selected financial data subsequent to the acquisitions is presented on a different cost basis and uses certain different accounting policies than the selected financial data prior to the acquisitions and, therefore, is not comparable. Further, related party transactions affect the comparability of the selected financial data. Additionally, the comparability of the data presented above is affected by the acquisition by the

     Predecessor of the New York Style brand in September 1995, which was accounted for using the purchase method of accounting.

(2) The Company was part of the consolidated federal income tax returns of its parent from August 1993 through December 27, 1996. Income tax expense has been computed as if the Company filed a separate federal income tax return for each period presented.

(3) Reflects the write-off of deferred debt issuance costs in connection with the debt repayments and amendments relating to the Company's prior credit facility.

(4) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary item and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The B&G and B&R Acquisition and the acquisitions of the Nabisco Brands, Trappey's and Maple Grove were consummated on December 27, 1996, June 17, 1997, August 15, 1997 and July 17, 1998, respectively. The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's operating results from the dates of acquisition. Operating results for the years ended January 2, 1999 and January 3, 1998 are presented on a consolidated basis ("Successor Consolidated"). Operating results for the year ended December 28, 1996 are presented on a combined basis ("Predecessor Combined") because the Predecessor companies were under common control. Such acquisitions and the application of the purchase method of accounting affect comparability between periods.

Year Ended January 2, 1999 Compared to Year Ended January 3, 1998

Net Sales

     Net sales increased $28.2 million or 18.6% to $179.8 million for the 52 week period ended January 2, 1999 (the "1998 Period") from $151.6 million for the 53 week period ended January 3, 1998 (the "1997 Period"). The net sales increase included increases of $19.4 million for Maple Grove, $10.3 million for the Nabisco Brands and $10.2 million for Trappey's (collectively, the "Acquired Brands). Sales of B&G Pickle and Pepper products increased $0.9 million or 1.7% from the 1997 Period, largely reflecting a higher unit volume of food service products sales. These sales increases were partially offset by a decrease of $9.3 million or 20.1%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S., and a decrease in sales of $3.3 million or 11.2% of Burns & Ricker Snack Food products, due primarily to a decline in sales to the deli departments of grocery stores.

Gross Profit

     Gross profit increased $18.9 million or 35.9% to $71.6 million for the 1998 Period from $52.7 million in the 1997 Period. Gross profit expressed as a percentage of net sales, increased to 39.8% in the 1998 Period from 34.7% in the 1997 Period due to a favorable shift in the sales mix to higher gross profit margin B&G pickle and pepper product sales and Acquired Brands sales from lower gross profit margin Polaner co-packing sales. The co-packing services provided under the IHF contracts are on a significantly lower profit margin level than the Company's base businesses.

Sales, Marketing and Distribution Expenses

     Sales, marketing and distribution expenses increased $12.5 million, or 34.0%, to $49.4 million for the 1998 Period from $36.9 million for the 1997 Period. Such expenses as a percentage of net sales increased to 27.5% in the 1998 Period from 24.3% in the 1997 Period. The Acquired Brands accounted for $10.8 million of the increase.

General and Administrative Expenses

     General and administrative expenses, (including amortization of intangibles and management fees), increased $1.0 million, or 21.0%, to $6.0 million for the 1998 Period from $4.9 million in the 1997 Period, primarily due to increased amortization of intangibles associated with the acquisitions of the Acquired Brands.

Operating Income

     As a result of the foregoing, operating income increased $5.3 million, or 49.3%, to $16.2 million for the 1998 Period from $10.8 million in the 1997 Period. Operating income expressed as a percentage of net sales increased to 9.0% in the 1998 Period from 7.2% in the 1997 Period.

Interest Expense

     Interest expense increased $4.3 million to $13.9 million for the 1998 Period from $9.6 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the Maple Grove Acquisition.

Year Ended January 3, 1998 Compared to Year Ended December 28, 1996

Net Sales

     Net sales increased $22.3 million or 17.3% to $151.6 million for the 53 week period ended January 3, 1998 (the "1997 Period") from $129.3 million for the 52 week period ended December 28, 1996 (the "1996 Period"). The net sales increase included $16.8 million for the Nabisco Brands and $6.0 million for Trappey's. Sales of B&G Pickle and

Pepper products increased $3.9 million or 8.1% from the 1996 Period, largely reflecting sales of food service products and the Sandwich Toppers line. Sales of food service products increased in the 1997 Period by $3.4 million, or 17.5%, reflecting higher unit volume. Sales of retail B&G Pickle and Pepper products increased by $0.5 million, or 1.7%, reflecting the successful introduction of six new Sandwich Toppers products and generally higher retail unit volume. These sales increases were partially offset by a decrease of $4.6 million or 9.0%, in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S.

Gross Profit

     Gross profit increased $14.5 million or 38.2% to $52.7 million for the 1997 Period from $38.1 million in the 1996 Period. Gross profit expressed as a percentage of net sales, increased to 34.7% in the 1997 Period from 29.5% in the 1996 Period due to a favorable shift in the sales mix to higher gross profit margin B&G pickle and pepper product sales Nabisco Brands and Trappey's sales from lower gross profit margin Polaner co-packing sales. The co-packing services provided under the IHF contracts are on a significantly lower profit margin level than the Company's base businesses.

Sales, Marketing and Distribution Expenses

     Sales, marketing and distribution expenses increased $8.5 million, or 29.8%, to $36.9 million for the 1997 Period from $28.4 million for the 1996 Period. Such expenses as a percentage of net sales increased to 24.3% in the 1997 Period from 22.0% in the 1996 Period. The Nabisco Brands and Trappey's accounted for $8.3 million of the increase.

General and Administrative Expenses

     General and administrative expenses, (including amortization of intangibles and management fees), increased $0.7 million, or 17.9%, to $4.9 million for the 1997 Period from $4.2 million in the 1996 Period, primarily due to increased amortization of intangibles associated with the acquisitions of B&G and B&R, the Nabisco Brands, and Trappey's, offset by a decrease in management fees.

Operating Income

     As a result of the foregoing, operating income increased $5.3 million, or 96.6%, to $10.8 million for the 1997 Period from $5.5 million in the 1996 Period. Operating income expressed as a percentage of net sales increased to 7.2% in the 1997 Period from 4.3% in the 1996 Period.

Interest Expense

     Interest expense increased $4.9 million to $9.6 million for the 1997 Period from $4.6 million in the 1996 Period as a result of the additional debt incurred by the Company relating to $120.0 million Senior Subordinated Notes.

Liquidity and Capital Resources

Cash Flows

     Cash provided by operations increased $10.2 million or 305.1%, to $13.6 million for the 1998 Period from $3.4 million in the 1997 Period. This increase is primarily due to improved working capital management and an increase in net income. Working capital at January 2, 1999 was $30.6 million, an increase of $9.0 million over working capital at January 3, 1998 of $21.6 million. Cash provided by operations increased $1.1 million or 47.0%, to $3.4 million for the 1997 Period from $2.3 million in the 1996 Period. This increase is primarily due to improved working capital management. Working capital at January 3, 1998 was $21.6 million, an increase of $14.6 million over working capital at December 28, 1996 of $7.0 million.

     Net cash used in investing activities for the 1998 Period was $37.6 million as compared to $70.9 million for the 1997 Period. The change primarily related to a final $4.0 million payment to Specialty Foods for the B&G and B&R Acquisition and the purchase of the Nabisco Brands and Trappey's of $63.0 million in the 1997 Period. This was offset by the purchase of Maple Grove of $34.1 million in the 1998 Period. Capital expenditures during the 1998 Period of $3.8 million included purchases of manufacturing and computer equipment. Net cash used in investing activities for the 1997 Period was $70.9 million as compared to $2.6 million for the 1996 Period. The change primarily related to a final $4.0 million payment to Specialty Foods for the B&G and B&R Acquisition and the purchase of the Nabisco Brands and Trappey's of $63.0 million in the 1997 Period. Capital expenditures during the 1997 Period of $4.0 million included purchases of manufacturing equipment.

     Net cash provided by financing activities for the 1998 Period was $23.9 million as compared to net cash provided by financing activities for the 1997 Period of $67.9 million. The change related primarily to the proceeds from the issuance of long-term debt in the 1997 Period to finance the acquisition of Nabisco Brands and Trappey's offset by the proceeds from the issuance of long-term debt in the 1998 Period to finance the Maple Grove Acquisition. Net cash provided by financing activities for the 1997 Period was $67.9 million as compared to net cash used in financing activities for the 1996 Period of $0.3 million. The change related primarily to the proceeds from the issuance of long-term debt in the 1997 Period to finance the acquisition of the Nabisco Brands and Trappey's.

Acquisitions

     The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense will increase significantly as a result of additional indebtedness the Company has incurred as a result of its recent acquisitions, and any additional indebtedness the Company may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

     On February 5, 1999, the Company acquired the assets of Polaner and related brands for $30 million in cash (subject to post closing adjustments) from IHF pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated January 12, 1999. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the $50 million revolving credit facility (the "Credit Facility"). In connection with the Asset Purchase Agreement, a consent waiver and second amendment of the Credit Facility was entered into which included, among other things, an increase in the maximum borrowings to $60 million.

     On March  15,  1999,  the  Company  acquired  the  assets  and stock of The
Heritage Portfolio of Brands for $192 million from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. pursuant to an Asset and Stock Purchase Agreement dated January 29, 1999. In connection with this transaction, the Company entered into a $280 million senior secured credit facility comprised of a $60 million five-year revolving credit facility, a $70 million five-year term loan facility ("Term Loan A") and a $150 million seven-year term loan facility ("Term Loan B", and collectively with Term Loan A, the "Term Loan Facilities"). The proceeds of the Term Loan Facilities, together with an additional $35 million of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's Credit Facility.

Future Capital Needs

     The Company is highly  leveraged.  On January 2, 1999, the Company's  total
debt  and   stockholder's   equity  was  $144.7   million  and  $20.8   million,
respectively.

     The Company's primary sources of capital are cash flows from operations and borrowings under a $60 million (increased from $50 million at January 2, 1999) revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility of approximately $27.0 at January 2, 1999, and possible future debt financings will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Recent Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement should have no impact on the Company's consolidated financial statements.

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

     The Company has assessed its mainframe, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, approximately 50 percent of the IT systems have been remediated. For the IT systems not yet remediated, the Company has purchased third party software that will be operational by June 30, 1999. The final phase of the Company's remediation is its manufacturing systems, which are expected to be completed by June 30, 1999.

     In 1998, the Company installed throughout its business units a Wide Area Network encompassing merchandising, logistics, finance and human resources. The Wide Area Network project was undertaken for business reasons unrelated to Y2K.

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

     The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue, excluding the Wide Area Network, which was undertaken for reasons unrelated to Y2K, is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets (Successor Consolidated) at January 2, 1999 and January 3, 1998 and the consolidated statements of operations and cash flows (Successor Consolidated) for the years ended January 2, 1999 and January 3, 1998 and the statements of operations and cash flows (Predecessor Combined) for the year ended December 28, 1996 and related notes thereto are set forth below.

                          Independent Auditors' Report


The Board of Directors and Stockholder
B&G Foods, Inc.:


     We have audited the financial statements of B&G Foods, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule base on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As further described in note 1, the Predecessor was acquired on December 27, 1996 in a business combination accounted for as a purchase. As a result, the Successor Consolidated financial statements are presented on a different basis of accounting than the Predecessor Combined financial statements and, therefore, are not comparable. Also, as further described in note 14, on February 5, 1999, the Company acquired Polaner and related brands, and on March 15, 1999, the Company acquired The Heritage Portfolio of Brands.

     In our opinion, the Successor Consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Combined for the year ended December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG LLP

Short Hills, New Jersey
February 24, 1999, except as to
     the third paragraph of note 14,
     which is as of March 15, 1999

                        B&G FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                       January 2, 1999 and January 3, 1998

                  (Dollars in thousands, except per share data)

                                                                                Jan. 2, 1999        Jan. 3, 1998
                                                                                 (Successor          (Successor
                              Assets                                            Consolidated)       Consolidated)
                                                                                -------------       -------------
Current assets:
         Cash and cash equivalents                                              $        599               691
         Trade accounts receivable, less allowance for doubtful
              accounts of $679 and $687 in 1998 and 1997, respectively                15,656            13,074
         Inventories                                                                  39,764            31,467
         Prepaid expenses                                                              1,646             1,792
         Deferred income taxes                                                         2,938             2,819
                                                                                     -------           -------
                           Total current assets                                       60,603            49,843

Property, plant and equipment, net                                                    26,486            23,619
Intangible assets, net                                                               119,542           100,831
Other assets                                                                           5,242             5,742
                                                                                     -------           -------
                           Total assets                                         $    211,873           180,035
                                                                                     =======           =======

               Liabilities and Stockholder's Equity
Current liabilities:
         Current installments of long-term debt, including amounts
              payable to related parties of $1,038 in 1998                             1,431               293
         Trade accounts payable                                                       17,508            15,752
         Accrued expenses                                                             10,335            11,990
         Due to related parties                                                          705               197
                                                                                     -------           -------
                           Total current liabilities                                  29,979            28,232

Long-term debt, including amounts payable to related
         parties of $844 in 1997                                                     143,265           121,083
Other liabilities                                                                          -                59
Deferred income taxes                                                                 17,809            12,033
                                                                                     -------           -------
                           Total liabilities                                         191,053           161,407
                                                                                     -------           -------

Stockholder's equity:
         Common stock, $.01 par value per share.  Authorized
              1,000 shares; issued and outstanding 1 share in
              1998 and 1997                                                                -                 -
         Additional paid-in capital                                                   21,342            20,000
         Accumulated deficit                                                           (522)           (1,372)
                           Total stockholder's equity                                 20,820            18,628
Commitments and contingencies (notes 6, 12, 13 and 14)
                                                                                     -------           -------

                           Total liabilities and stockholder's equity           $    211,873           180,035
                                                                                     =======           =======

See accompanying notes to financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                            Statements of Operations

                  Years ended January 2, 1999, January 3, 1998,
                              and December 28, 1996

                             (Dollars in thousands)


                                                                     Year                  Year                  Year
                                                                     ended                 ended                 ended
                                                                    Jan. 2,               Jan. 3,              Dec. 28,
                                                                     1999                  1998                  1996
                                                                  (Successor            (Successor           (Predecessor
                                                                 Consolidated)         Consolidated)           Combined)
                                                                 -------------         -------------         ------------

Net sales                                                          $  179,780             151,615              129,307
Cost of goods sold                                                    108,186              98,950               91,187
                                                                      -------             -------              -------
         Gross profit                                                  71,594              52,665               38,120

Sales, marketing and distribution expenses                             49,430              36,884               28,414
General and administrative expenses                                     5,725               4,688                2,941
Management fees - related parties                                         250                 250                1,249
                                                                      -------             -------              -------
         Operating income                                              16,189              10,843                5,516

Other expense:
     Interest expense - related parties                                    74                 811                4,452
     Interest expense                                                  13,834               8,767                  197
                                                                      -------             -------              -------
         Income before income tax expense
              and extraordinary item                                    2,281               1,265                  867

Income tax expense                                                      1,431                 833                  591
                                                                      -------             -------              -------
         Income before extraordinary item                                 850                 432                  276

Extraordinary item, net of income tax benefit of
         $1,138                                                             -              (1,804)                   -
                                                                      -------             -------              -------

         Net income (loss)                                         $      850              (1,372)                 276
                                                                      =======             =======              =======


See accompanying notes to financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                            Statements of Cash Flows

                  Years ended January 2, 1999, January 3, 1998,
                              and December 28, 1996

                             (Dollars in thousands)

                                                                                Year             Year              Year
                                                                                ended            ended             ended
                                                                               Jan. 2,          Jan. 3,          Dec. 28,
                                                                                1999             1998              1996
                                                                             (Successor       (Successor       (Predecessor
                                                                            Consolidated)    Consolidated)       Combined)
                                                                            -------------    -------------     ------------

Cash flows from operating activities:
     Net income (loss)                                                       $     850            (1,372)           276
           Adjustments to reconcile net income (loss) to net
                cash provided by operating activities:
                    Depreciation and amortization                                7,183             5,420          4,105
                    Amortization of deferred debt issuance costs                   589               630              -
                    Deferred income tax expense (benefit)                        1,069              (310)           386
                    Extraordinary item                                               -             2,942              -
                    Provision for doubtful accounts                                 43               687              -
                    Changes in assets and liabilities, net of effects
                      from businesses acquired:
                         Trade accounts receivable                                (587)           (4,510)          (190)
                         Inventories                                             5,491            (2,612)        (1,305)
                         Prepaid expenses and other current assets               1,014            (1,286)          (595)
                         Other assets                                               38               (46)           (11)
                         Trade accounts payable                                  1,068               953         (1,214)
                         Accrued expenses                                       (3,664)            3,142         (1,496)
                         Due to related parties                                    508               197          2,316
                         Other liabilities                                           -              (477)            12
                                                                                     -          --------         ------

                  Net cash provided by operating activities                     13,602             3,358          2,284
                                                                              --------          --------         ------

Cash flows from investing activities:
     Paid for Successor Acquisitions                                           (34,137)          (63,019)             -
     Paid for Acquired Companies                                                     -            (4,009)             -
     Capital expenditures                                                       (3,780)           (4,022)        (2,573)
     Proceeds from sales of property, plant and equipment                          351               162              -
                                                                              --------          --------         ------

                  Net cash used in investing activities                        (37,566)          (70,888)        (2,573)
                                                                              --------          --------         ------

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                                                   Year                Year              Year
                                                                  ended               ended              ended
                                                                 Jan. 2,             Jan. 3,           Dec. 28,
                                                                   1999                1998              1996
                                                                (Successor          (Successor       (Predecessor
                                                              Consolidated)       Consolidated)        Combined)
                                                              -------------       -------------      ------------

Cash flows from financing activities:
     Payments of long-term debt                                        (318)            (68,453)           (318)
     Proceeds from issuance of long-term debt                        22,975             143,000               -
     Proceeds from issuance of equity                                 1,342                 500               -
     Payments of debt issuance costs                                   (127)             (7,117)              -
                                                                -----------           ---------       ---------

       Net cash provided by (used in) financing
           activities                                                23,872              67,930            (318)
                                                                -----------           ---------       ---------

       (Decrease) increase in cash and cash equivalents                 (92)                400            (607)

Cash and cash equivalents at beginning of period                        691                 291             898
                                                                -----------           ---------       ---------

Cash and cash equivalents at end of period                      $       599                 691             291
                                                                ===========           =========       =========

Supplemental disclosure of cash flow information - cash paid for:
       Interest                                                 $    13,290               4,261             197
                                                                ===========           =========       =========
       Income taxes                                             $       146                 209             203
                                                                ===========           =========       =========

B&G Foods, Inc. cash transactions as of December 27, 1996:
     Cash paid for Acquired Companies (note 1)                                                        $  63,240
     Cash paid for deferred debt issuance costs                                                           1,328
                                                                                                      ---------
         Total investing activities                                                                   $  64,568
                                                                                                      =========

Cash proceeds from debt ($52,068) and equity ($12,500)
   financing activities (note 1)                                                                      $  64,568
                                                                                                      =========

See accompanying notes to financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                          Notes to Financial Statements

                       January 2, 1999 and January 3, 1998

                             (Dollars in thousands)


(1)  Business Acquisitions and Nature of Operations

Organization, Acquisition and Financing

     B&G Foods, Inc. was incorporated on November 13, 1996 to acquire (the Acquisition) BGH Holdings, Inc., the holding company of Bloch & Guggenheimer, Inc. and related companies, and BRH Holdings, Inc., the holding company of Burns & Ricker, Inc. (collectively, the Acquired Companies or the Predecessor), subsidiaries of Specialty Foods Corporation (SFC). B&G Foods, Inc. and the Acquired Companies upon the Acquisition are hereinafter referred to as the Successor or the Company. The Acquisition was structured as a stock purchase with an aggregate purchase price of approximately $70,000, including transaction costs, and was consummated on December 27, 1996. As part of the Acquisition, SFC guaranteed the Company's trade receivables at December 27, 1996. On December 27, 1996, the Company issued one share of common stock to, and became a wholly-owned subsidiary of, B&G Foods Holdings Corp. (Holdings), which in turn is majority owned by Bruckmann, Rosser, Sherrill and Co., L.P. (BRS), a private equity investment firm, and minority owned by management and certain other investors.

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

Nature of Operations

     The Company operates in one industry segment, the manufacturing, marketing and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, bagel chips, hot sauces, maple syrup, salad dressings and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-door sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(1)  Continued

Acquisition Accounting

     The Acquisition has been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. The consideration (including acquisition costs of $1,329) and allocation of the purchase price are summarized below:

Purchase Price Consideration:
         Term Loan Facilities A and B                                $   26,500
         Revolving Credit Facility                                       11,240
         Proceeds from Common Stock Issuance                             12,500
         12% Senior Subordinated Notes due to
             related parties                                             13,000
         Cash paid subsequent to December 27, 1996                        5,337
         Long-term liabilities assumed                                    1,445
                                                                     ----------

                                                                     $   70,022
                                                                     ==========

Allocation of Purchase Price:
         Property, plant and equipment                                   15,584
         Intangible assets - trademarks                                  29,804
         Intangible assets - goodwill                                    20,846
         Other assets, principally net current assets                    12,858
         Deferred income tax liabilities                                (9,070)
                                                                     ----------

                                                                     $   70,022
                                                                     ==========

Restructuring

     As part of the Acquisition, management authorized and committed to a plan to undertake certain restructuring moves, principally involving the consolidation of several warehouse and production facilities resulting in restructuring accruals of $1,536 as part of the allocation of the purchase price. The restructuring consisted primarily of approximately $952 of estimated lease and other tenancy costs through 1998, $228 in severance and termination benefits for approximately 100 warehouse and production employees, and the remaining portion relating to charges resulting from changes in the production process as part of the consolidation, which was completed in June 1997. The Company does not expect to incur material incremental costs. As of January 3, 1998, the restructuring reserve balance was reduced to $656 as a result of cash expenditures of $880 relating primarily to tenancy costs, severance payments, and charges

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(1)  Continued

resulting from changes in the production process, which was completed in June 1997. In fiscal 1998, the Company concluded its restructuring plan and, as of January 2, 1999, the restructuring reserve balance was reduced to $0 as a result of cash expenditures relating primarily to tenancy costs.

Successor Acquisitions and Accounting

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

On August 15, 1997, the Company acquired all of the outstanding capital stock of JEM Brands, Inc. (JEM), a manufacturer of peppers and branded hot sauces, for approximately $12,462, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by the proceeds from the issuance of $120,000 Senior Subordinated Notes on August 11, 1997.

On July 2, 1998, BGH Holdings, Inc. (the Buyer), a subsidiary of B&G Foods, Inc., entered into a Stock Purchase Agreement by and among the Buyer, Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc. and Les Produits Alimentaires Jacques et Fils, Inc. (collectively, Maple Grove), and William F. Callahan and Ruth M. Callahan (collectively, the Sellers), pursuant to which the Buyer would acquire all of the issued and outstanding capital stock of Maple Grove (the Maple Grove Acquisition) for aggregate consideration of $34,137, consisting of $14,170 in cash, 1,000 shares of common stock of Holdings having an aggregate value of $10, and 990 shares of the 13% Series A Cumulative Preferred Stock of Holdings, having an initial aggregate liquidation preference of $990, plus the assumption of $17,325 in debt which was paid at closing and transaction costs of $1,265. The closing under the Stock Purchase Agreement occurred on July 17, 1998. The Stock Purchase Agreement provides for a post-closing adjustment to be paid by the Buyer or Sellers under certain circumstances. The parties are currently determining the amount of the post-closing adjustment. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's $50,000 credit facility.

The above acquisitions (collectively, the Successor Acquisitions) have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the Successor Consolidated financial statements from the date of the

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(1)  Continued

acquisitions.  The  excess  of  the  purchase  price  over  the  fair  value  of
identifiable  net  assets  acquired,   representing  goodwill,  is  included  in
intangible assets.

The costs of the 1997 Nabisco and JEM acquisitions as of January 3, 1998, and the costs of the 1998 Maple Grove Acquisition as of January 2, 1999, have been allocated to tangible and intangible assets as follows:

                                                     Jan. 2,           Jan. 3,
                                                      1999              1998
                                                     -------           -------

Property, plant and equipment                     $      2,908            7,111
Intangible assets - trademarks                          12,970           24,500
Intangible assets - goodwill                             8,985           28,045
Other assets, principally net current assets            13,862            4,621
Deferred income tax liabilities, net                    (4,588)          (1,258)
                                                   -----------      -----------

                                                  $     34,137           63,019
                                                   ===========      ===========

Pro Forma Summary of Operations

     The following unaudited pro forma summary of operations for the fiscal years ended January 2, 1999 and January 3, 1998 presents the results of operations of the Company as if the Successor Acquisitions had occurred as of the beginning of each of the respective fiscal years. In addition to including the results of operations of the Successor Acquisitions, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(1)  Continued

                                                       Year              Year
                                                       ended             ended
                                                      Jan. 2,           Jan. 3,
                                                       1999              1998
                                                      -------           -------

Net sales                                         $     200,449          209,470
Income before extraordinary
     item                                         $         754              563
                                                   ============        =========


     The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Successor Acquisitions, and related financing transactions had occurred at the beginning of the years presented and is not intended to be a projection of future results.


(2)  Summary of Significant Accounting Policies

     (a)  Fiscal Year and Basis of Presentation

     The Company utilizes, as did the Predecessor, a 52-53 week fiscal year ending on the last Saturday in December. Fiscal year 1997 contains 53 weeks. Fiscal 1998 and 1996 contain 52 weeks.

     The Successor's financial statements are presented on a consolidated basis. The Predecessor's financial statements are presented on a combined basis because all of the Acquired Companies were under common control. All significant intercompany balances and transactions have been eliminated.

     B&G Foods, Inc. had no operations prior to the Acquisition and neither B&G Foods, Inc. nor the Acquired Companies had any operations on Saturday, December 28, 1996. As a result, the combined statements of operations and cash flows for the fiscal year ended December 28, 1996 present the results of operations of the Acquired Companies (Predecessor Combined). The consolidated financial statements subsequent to the Acquisition are presented on a different cost basis than the financial statements prior to the Acquisition and, therefore, are not comparable. Further, related party transactions (see note 11) affect the comparability of the financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(2)  Continued

     (b)  Cash and Cash Equivalents

     For purposes of the statements of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered to be cash and cash equivalents.

     (c)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

     (d)  Property, Plant and Equipment

     Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally 12 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized.

     (e)  Intangible Assets

     Intangible assets consist of goodwill and trademarks. Goodwill is amortized on a straight-line basis over 40 years. Trademarks are amortized on a straight-line basis over 20 to 40 years. The Company assesses the recoverability of the intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(2)  Continued

     (f)  Deferred Debt Issuance Costs

     Deferred debt issuance costs are amortized using the straight-line method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 1998 and 1997 was $589 and $630, respectively (none in 1996).

     As a result of the debt repayments and amendments described in note 7, during fiscal year 1997, the Company recorded an extraordinary charge of $1,804, net of income tax benefit of $1,138, to write off deferred debt issuance costs relating to its Senior Secured Credit Agreement and the Interim Notes.

     (g)  Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs amounted to approximately $988, $121 and $285 during the fiscal years 1998, 1997 and 1996, respectively.

     (h)  Income Taxes

     From August 17, 1993 to the date of the Acquisition, the Predecessor was included in the consolidated federal income tax return of SFC. SFC was responsible for the filing of income tax returns and payment of income taxes. No formal tax sharing agreement existed between SFC and the Predecessor, and no federal income taxes were allocated to the Predecessor. State income taxes were allocated to the Predecessor based on the actual state income tax liability. Income tax expense reported in the accompanying statement of operations for fiscal 1996 has been computed as if the Predecessor filed a separate federal tax return.

     Effective December 28, 1996, the Company is included in the consolidated federal income tax return of B Companies Holdings Corp. Income tax expense reported in the accompanying consolidated statements of operations for the years ended January 2, 1999 and January 3, 1998 has been computed as if the Company filed a separate federal tax return.

     Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(2)  Continued

     differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  Pension Plans

     The Company has defined benefit pension plans covering substantially all of its employees. The Company's funding policy is to contribute annually the amount recommended by its actuaries. Such plans are the same as the plans of the Predecessor.

     (j)  Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value on the $120,000 Senior Subordinated Notes at January 2, 1999, based on quoted market prices, was $117,000. The carrying value of the Company's remaining borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

     (k)  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

     The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," were adopted on December 31, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(2)  Continued

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (m)  Reclassifications

     Certain amounts in the January 3, 1998 consolidated financial statements have been reclassified to conform with the January 2, 1999 consolidated financial statement presentation.

     (n)  Statements of Cash Flows - Noncash Financing and Investing Activities

     Capital lease obligations of $469 and $122 were incurred during fiscal years 1998 and 1997, respectively (none in 1996), when the Company entered into leases for new machinery and equipment. As described in note 7, on June 17, 1997, $7,000 of the BRS Note was contributed to capital. Notes payable were issued in payment of rent owed to a related party in the amounts of $194, $194 and $206 during the fiscal years 1998, 1997 and 1996, respectively. In connection with the Acquisition, the Company assumed long-term liabilities (capital leases and unsecured notes payable to a related party) of $1,445.

(3)  Inventories

 Inventories consists of the following:

                                                        Jan. 2,          Jan. 3,
                                                         1999             1998
                                                        -------          -------

 Raw materials and packaging                        $    10,337            6,146
 Work in process                                          2,862            1,924
 Finished goods                                          26,565           23,397
                                                        -------        ---------

                                                    $    39,764           31,467
                                                     ==========        =========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(4)      Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

                                                     Jan. 2,          Jan. 3,
                                                      1999             1998
                                                     -------          -------

Land                                               $    2,309           2,307
Buildings and improvements                              8,359           6,783
Leasehold improvements                                    653             622
Machinery and equipment                                17,111          14,963
Office furniture and vehicles                           2,443             925
Leased property under capital leases                    1,377             908
Construction in progress                                1,194             169
                                                        -----            ----
                                                       33,446          26,677

Less accumulated depreciation and
amortization
                                                        6,960           3,058
                                                   ----------       ---------

                                                   $   26,486          23,619
                                                    =========       =========


Plant and equipment includes amounts under capital leases as follows:

                                                     Jan. 2,          Jan. 3,
                                                      1999             1998
                                                     -------          -------

     Machinery and equipment                       $     591              122
     Office furniture and vehicles                       786              786
                                                   ---------        ---------
                                                       1,377              908

     Less accumulated amortization                       654              239
                                                   ---------        ---------

                                                   $     723              669
                                                    ========        =========

Amortization of assets held under capital leases is included with depreciation expense.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(5)  Intangible Assets

Intangible assets consists of the following:

                                                     Jan. 2,          Jan. 3,
                                                      1999             1998
                                                     -------          -------

Goodwill                                           $    57,874         48,889
Trademarks                                              67,274         54,304
                                                   -----------      ---------
                                                       125,148        103,193

Less accumulated amortization                            5,606          2,362
                                                   -----------      ---------

                                                   $   119,542        100,831
                                                    ==========      =========


(6)  Leases

The  Company  has  several   noncancelable   operating  leases,   primarily  for
warehouses, transportation equipment and machinery. These leases generally require the Company to pay all executory costs such as maintenance, taxes and insurance.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

         Years ended December:
                  1999                               $     1,415
                  2000                                     1,399
                  2001                                     1,200
                  2002                                     1,112
                  2003                                     1,012
                  Thereafter                               3,907
                                                         -------

                                                     $    10,045
                                                         =======

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(6)  Continued

Future minimum capital lease payments as of January 2, 1999 are as follows:

     Years ended December 31:
              1999                                             $       363
              2000                                                     151
              2001                                                     189
              Thereafter                                                73
                                                               -----------
                       Total minimum lease payments                    776

     Less amount representing interest (at 9% to 13%)                   93
                                                               -----------
              Present value of net minimum capital
                 lease payments                                        683

     Less current installments of obligations under
              capital leases                                           393
                                                               -----------

              Obligations under capital leases, excluding
                 current installments (included in long-
                 term debt)                                    $       290
                                                               ===========


Total rental expense was $2,157, $1,543 and $1,735 for the fiscal years 1998, 1997 and 1996, respectively.

The Company leases a manufacturing, warehouse and corporate headquarters facility from the Chairman of the Board of the Company under an operating lease expiring in April 1999. Total rent expense associated with this lease for the fiscal years 1998, 1997 and 1996 was $477, $463 and $492, respectively. The Company is in the process of negotiating a new lease at a new location for its corporate headquarters. The Company expects to renew the existing lease with the Company's Chairman under different terms and will attempt to sublease the office space.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)  Long-term Debt

Long-term debt consists of the following:


                                                                    Jan. 2,          Jan. 3,
                                                                     1999             1998
                                                                    -------          -------

  Revolving credit facility                                       $    22,975               -
  9.625% Senior Subordinated Notes due
      August 1, 2007                                                  120,000         120,000
  Obligations under capital leases with interest at 9%
      to 13% collateralized by certain machinery,
      equipment and vehicles                                              683             532
  Unsecured notes payable to related party with various
      interest rates ranging from 6.20% to 6.68%, due
      April 1999                                                        1,038             844
                                                                  -----------      ----------
             Total long-term debt                                     144,696         121,376

Less current installments                                               1,431             293
                                                                  -----------      ----------

             Long-term debt, excluding current
                installments                                     $    143,265         121,083
                                                                 ============      ==========


In connection with the Acquisition, B&G Foods, Inc. entered into a $50,000 Credit Agreement (the Credit Facility) which consisted of a $23,500 revolving credit facility, Term Loan A of $14,500 and Term Loan B of $12,000. Interest was determined based on several available rates as stipulated in the Credit Facility, and borrowings on the revolver were limited to specified percentages of eligible accounts receivable and inventories, as defined. In connection with the Company's acquisition of certain assets from Nabisco on June 17, 1997, the Credit Facility was amended and restated to increase the Company's revolving credit facility by $1,500 and increase Term Loans A and B by $33,500 in the aggregate, with new repayment terms beginning September 1997 on the term loans. Additionally, on June 17, 1997, $6,000 of the BRS Note was repaid (plus accrued interest) and $7,000 of the BRS Note was contributed to capital. In connection with the issuance of the 9.625% $120,000 Senior Subordinated Notes on August 11, 1997 (described below), the term loans were repaid in full, and the Credit Facility was further amended and restated to provide for, among other things, a maximum $50,000 revolving credit facility due August 31, 2002. In connection with the Maple Grove Acquisition, a consent, waiver

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)  Continued

and first amendment to the $50,000 Credit Facility was entered into, which included, among other things, a prospective change in certain financial covenants and a consent by the lender regarding the purchase of Maple Grove. Borrowings under the revolver are not limited by percentages of underlying assets.

Interest on the Credit Facility is determined based on several alternative rates as stipulated in the Credit Facility, including the base lending rate per annum plus 1.0% or LIBOR plus 2.50% (8.20% at January 2, 1999). The Credit Facility is secured by substantially all of the Company's assets. The Credit Facility also provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Credit Facility also contains certain financial covenants which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBIDAT ratio, each ratio as defined. Proceeds of the Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Credit Facility limits acquisitions to $20,000 per year as well as $20,000 per acquisition.

The Credit Facility requires an annual commitment fee of an amount equal to 0.50% of the average daily unused portion of the Credit Facility. The Credit Facility also provides a maximum commitment for letters of credit of $3,000 and requires an annual commitment fee of 2.50% of the aggregate unused portion. At January 2, 1999 and January 3, 1998, letters of credit of approximately $593 and $661, respectively, have been issued under the Credit Facility.

On February 7, 1997, the Company entered into a two-year $13,000 interest rate cap agreement in order to reduce the exposure of changes in interest rates on the Credit Facility. The interest rate cap agreement consists of a cap rate of 11.25%. The cost of the interest rate cap agreement was $16, which is recorded in deferred financing fees (other assets) in the accompanying consolidated balance sheets at January 2, 1999 and January 3, 1998 and is being amortized over the life of the Credit Facility. The fair value of the agreement at January 2, 1999 and January 3, 1998 is not materially different than the carrying amount.

On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the Notes) due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used to repay the outstanding balances together with accrued and unpaid interest with respect to the Credit Facility and the Interim Notes, to finance the acquisition of JEM, to pay certain related fees and expenses, and for general corporate purposes. The indenture for the Notes contains certain covenants that,

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)  Continued

among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2002 at 104.813% of their principal amount plus accrued and unpaid interest and Liquidated Damages, as defined, if any, beginning August 1, 2002, and thereafter at prices declining annually to 100% on or after August 1, 2005. In addition, at any time prior to August 1, 2000, the Company may, at its discretion, redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 109.625% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of redemption, with the net proceeds of one or more Public Equity Offering, as defined; provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after each redemption. Upon the occurrence of a Change in Control, as defined, the Company will have the option, at any time on or prior to August 1, 2002, to redeem the Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount plus the Applicable Premium, as defined, plus accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of redemption, and if the Company does not so redeem the Notes or if such Change in Control, as defined, occurs after August 1, 2002, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of repurchase. The Notes are not subject to any sinking fund requirements.

The Company has no assets or operations independent of its subsidiaries. All of the Company's subsidiaries (the Guarantors) are wholly-owned, and all of the Company's subsidiaries jointly and severally, and fully and unconditionally, guarantee the Notes (the Subsidiary Guarantees). Consequently, separate financial statements have not been presented for the guarantor subsidiaries because management has determined that they would not be material to investors. The Subsidiary Guarantee of each Guarantor is subordinate to the prior payment in full of all Senior Debt, as defined. As of January 2, 1999, the Company and its subsidiaries had Senior Debt and additional liabilities (including trade payables, accrued expenses, amounts due to related parties, deferred income taxes and other liabilities) aggregating approximately $48.1 million.

As part of the registration rights agreement dated August 11, 1997 entered into with the initial purchasers of the Notes, the Company agreed to offer to exchange an aggregate principal amount

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)  Continued

of up to $120,000 of its 9.625% Senior Subordinated Notes due 2007 (the New Notes) for a like principal amount of the Notes outstanding (the Exchange Offer).

The terms of the New Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on February 6, 1998.

As described in note 6, the Company leases a manufacturing, warehouse and corporate headquarters facility from the Chairman of the Board of the Company. The Company pays $44 per month in rent in cash and, pursuant to a Memorandum of Agreement, an additional amount in the form of unsecured notes payable, which are issued in an annual aggregate principal amount of $188. The Company's liability under the issued unsecured notes as of January 2, 1999 and January 3, 1998 was $1,038 and $844, respectively. The notes are due in April 1999, the date of the lease expiration. The Company estimates that the remaining obligation of the notes to be issued is $59 and $295 as of January 2, 1999 and January 3, 1998, respectively. Such amounts are included in accrued expenses and other liabilities.

At January 2, 1999 and January 3, 1998, accrued interest of $5,397 and $4,779, respectively, is included in accrued expenses in the accompanying balance sheets.

The aggregate maturities of long-term debt are as follows:

    Years ended December:
             1999                                       $   1,431
             2000                                             151
             2001                                              66
             2002                                          23,043
             2003                                               5
             Thereafter                                   120,000
                                                          -------

                                                        $ 144,696

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)  Income Tax Expense (Benefit)

Income tax expense (benefit) has been classified in the accompanying statements of operations as follows:

Income tax expense (benefit) consists of the following:

                                          Year            Year            Year
                                          ended           ended           ended
                                         Jan. 2,         Jan. 3,        Dec. 28,
                                          1999            1998            1996
                                         -------         -------        --------

Income before extraordinary item         $1,431             833            591
Extraordinary item                            -          (1,138)             -
                                         ------          ------            ---
                                         $1,431            (305)           591
                                         ======          ======            ===



                                          Year            Year            Year
                                          ended           ended           ended
                                         Jan. 2,         Jan. 3,        Dec. 28,
                                          1999            1998            1996
                                         -------         -------        --------

         Current:
                  Federal              $      -               -             95
                  State                     113               5            110
                                         ------          ------            ---
                                            113               5            205
                                         ------          ------            ---

         Deferred:
                  Federal                 1,228            (295)           271
                  State                      90            ( 15)           115
                                         ------          ------            ---

                                          1,318            (310)           386
                                         ------          ------            ---

                                       $  1,431            (305)           591
                                         ======          ======            ===

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)  Continued

Income tax expense (benefit) differs from the expected income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34% to pretax income) as a result of the following:

                                          Year            Year            Year
                                          ended           ended           ended
                                         Jan. 2,         Jan. 3,        Dec. 28,
                                          1999            1998            1996
                                         -------         -------        --------

Computed expected tax expense (benefit) $   776            (570)           295
State income taxes, net of federal
         income tax benefit                 134              (7)           149
Nondeductible expenses, principally
         amortization of goodwill           224             172            274
Change in valuation allowance for
         deferred income taxes
         allocated to income tax
         expense                             84               5           (389)
Other                                       213              95            262
                                         ------          ------            ---
                                        $ 1,431            (305)           591
                                         ======          ======            ===

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)  Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                            Jan. 2,      Jan. 3,
                                                             1999         1998
                                                            -------      -------

Deferred tax assets:
     Accounts receivable, principally due to allowance     $    392         275
     Inventories, principally due to additional costs
          capitalized for tax purposes                          748         590
     Accruals and other liabilities not currently
          deductible                                          1,902       2,302
     Net operating loss carryforwards                         4,034       3,574
     Deferred financing costs                                   990       1,178
                                                           --------    --------
          Total gross deferred tax assets                     8,066       7,919

     Less valuation allowance                                   934         773
                                                           --------    --------

          Net deferred tax assets                             7,132       7,146
                                                           --------    --------

Deferred tax liabilities:
     Plant and equipment                                     (2,300)     (2,173)
     Intangible assets                                      (19,703)    (14,187)
                                                         ----------    --------

              Total deferred tax liabilities                (22,003)    (16,360)
                                                         ----------    --------

              Net deferred tax liability                 $  (14,871)     (9,214)
                                                         ==========    ========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)  Continued

benefits of these deductible differences, net of the existing valuation allowances at January 2, 1999 and January 3, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance at January 2, 1999 and January 3, 1998 of $934 and $773, respectively, represents the allowance for state net operating loss carryforwards of $15,600 and $12,900, respectively, which are available to offset future state taxable income, if any, through 2005. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at January 2, 1999 and January 3, 1998 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will be realized. Any future utilization of these state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance. The change in the valuation allowance in fiscal 1998 and 1997 was primarily due to the utilization of state net operating loss carryforwards.

At January 2, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $9,119 which are available to offset future federal taxable income, if any, through 2018. As a result of the Acquisition and Successor Acquisitions, the annual utilization of the net operating loss carryforwards is limited under certain provisions of the Internal Revenue Code.


(9)  Pension Benefits

The Company has defined benefit pension plans covering substantially all of its employees, which plans were previously provided by the Predecessor. The benefits are based on years of service and the employee's compensation, as defined. The Company makes annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)  Continued

The following table sets forth the Company's defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the Successor Consolidated balance sheets:

                                                                          Jan. 2,          Jan. 3,
                                                                           1999              1998
                                                                          -------          -------

         Change in benefit obligation
         Benefit obligation at beginning of year                       $     6,824            6,047
         Actuarial loss                                                        253              110
         Service cost                                                          470              464
         Interest cost                                                         478              436
         Benefits paid                                                        (240)            (233)
                                                                       -----------        ---------
         Benefit obligation at end of year                                   7,785            6,824
                                                                       -----------        ---------

         Change in plan assets
         Fair value of plan assets at beginning of year                      4,927            4,190
         Actual return on plan assets                                          863              659
         Employer contribution                                                 426              311
         Benefits paid                                                        (240)            (233)
                                                                       -----------        ---------
         Fair value of plan assets at end of year                            5,976            4,927
                                                                       -----------        ---------

         Funded status                                                      (1,809)          (1,897)

         Unrecognized net gain                                                (401)            (198)
                                                                       -----------        ---------
         Accrued pension cost                                          $    (2,210)          (2,095)
                                                                       ===========        =========

         Change in prepaid pension cost
         Accrued benefit cost at beginning of year                     $   (2,095)           (1,857)
         Net periodic pension cost                                           (531)             (549)
         Additional liability                                                 (10)                -
         Contributions                                                         426              311
                                                                       -----------        ---------
         Accrued pension cost at end of year                           $   (2,210)           (2,095)
                                                                       ===========        =========

         Weighted-average assumptions as of
         January 2, 1999 and January 3, 1998
         Discount rate                                                       6.75%            7.25%
         Rate of increase in compensation levels                             4.50%            5.00%
         Expected long-term rate of return on plan assets                    8.50%            8.50%


Plan assets are invested primarily in government securities and mutual funds.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)  Continued

Net periodic cost includes the following components:

                                                    Year       Year       Year
                                                    ended      ended      ended
                                                   Jan. 2,    Jan. 3,   Dec. 28,
                                                    1999       1998       1996
                                                   -------    -------   --------
Service cost - benefits earned during the
     period                                      $   470        464        412
Interest cost on projected benefit obligation        478        436        387
Expected return on plan assets                      (472)      (673)      (168)
Net amortization and deferral                         55        322       (107)
                                                 -------       ----       ----

         Net pension cost                        $   531        549        524
                                                 =======       ====       ====


The Company sponsors several defined contribution plans covering substantially all of its employees, which plans were previously sponsored by the Predecessor. Employees may contribute to these plans and these contributions are matched at varying amounts by the Company. Company contributions for the matching component of these plans amounted to $226, $225 and $229 for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(10) Changes in Stockholder's Equity

The changes in stockholder's equity for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 are as follows:


                                     Common Stock          Additional      Receivable
                                     ------------           paid-in        from stock      Accumulated
                                  Shares       Amount       capital         issuance         deficit          Total
                                  ------       ------      ----------      ----------      -----------        -----

Balance at
December 30, 1995                 8,900     $  15,131         13,331              --          1,517           29,979
Net income                           --            --             --              --            276              276
                                  -----     ---------         ------             ---          -----           ------
Balance at
December 27, 1996,
   immediately prior to
Acquisition                       8,900        15,131         13,331              --          1,793           30,255

Adjustment associated
with Acquisition*                    --            --            369              --             --              369
Eliminate predecessor equity
   upon Acquisition              (8,900)      (15,131)       (13,700)             --         (1,793)         (30,624)
Successor shares issued upon
   Acquisition                        1            --         13,000            (500)            --           12,500
                                  -----     ---------         ------             ---          -----           ------
Balance at December 28, 1996
                                      1            --         13,000            (500)            --           12,500

Net loss                             --            --             --              --         (1,372)          (1,372)
Capital contribution (note 7)
                                     --            --          7,000              --             --            7,000
Payment of receivable from
   stock issuance                    --            --             --             500             --              500
                                  -----     ---------         ------             ---          -----           ------
Balance at January 3, 1998            1            --         20,000              --         (1,372)          18,628

Net income                           --            --             --              --            850              850
Proceeds from issuance of
   equity                            --            --          1,342              --             --            1,342
                                  -----     ---------         ------             ---          -----           ------
Balance at January 2, 1999            1           $--         21,342              --           (522)          20,820
                                  =====     =========         ======             ===          =====           ======

       *In  accordance  with  the  acquisition  agreement  between  SFC  and the
        Company, the net of all intercompany accounts was settled by way of a capital contribution to the Company immediately prior to the Acquisition.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(11) Related-party Transactions

In conjunction with the Acquisition, the Company entered into a Management Agreement with BRS, in which BRS is paid an annual fee of $250 for certain management, business and organizational strategy, and merchant and investment banking services. Charges for such services amounted to approximately $250 during the fiscal years ended January 2, 1999 and January 3, 1998. The Management Agreement will expire either on December 27, 2006 or the date that BRS owns less than 20% of the outstanding common stock, if sooner.

The Company entered into a Transaction Services Agreement pursuant to which BRS will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Maple Grove Acquisition in fiscal 1998 and the acquisition of certain assets from Nabisco and JEM in fiscal 1997, the Company paid transaction fees aggregating $250 and $620, respectively, which were included in the allocation of the respective purchase prices.

Due to Related Parties

Due to related parties at January 2, 1999 includes management fees to BRS, accrued interest payable under the unsecured notes payable to related party and an amount due to the former owner of Maple Grove (and current director of the Company) resulting from the Maple Grove Acquisition. Due to related parties at January 3, 1998 includes management fees to BRS and accrued interest payable under the unsecured notes payable to related party.

Related party interest expense on the unsecured notes payable to related party and the BRS Note was $74, $811 and $38 for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

In connection with the Company's acquisition of certain assets from Nabisco on June 17, 1997, the Company entered into a co-packing agreement with Nabisco under which Nabisco will continue to bottle products until March 1998, and assumed certain co-packing contracts. In addition, the Company entered into a Transition Services Agreement (as defined) with Nabisco, under which Nabisco provided field sales force, administrative warehousing and delivery, and other administrative support on a national basis for the brands acquired from June 17, 1997 through September 1, 1997. Amounts paid by the Company for the co-packing agreement and the Transition Services Agreement (as defined) in 1997 amounted to $879.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(11) Continued

Prior to the Acquisition, SFC provided certain financing and cash management services for the Company and allocated certain costs for services provided. Such charges terminated upon the completion of the Acquisition and have been replaced with the Company's own costs. Allocations to the Company by SFC were based on the Company's share of costs paid by SFC on its behalf for consolidated programs. Such allocations may not be reflective of the costs which would have been incurred if the Company operated on a stand-alone basis or which will be incurred in the future. Management believes that the basis for allocation was reasonable. Management does not believe it is practicable to estimate the amount of expenses which would have been incurred during fiscal year 1996 had the Company operated as a separate entity during these periods. The following is a summary of the amounts charged or allocated to the Company:

Trade Accounts Receivable

During the period the Company was a subsidiary of SFC (from August 1993 through December 27, 1996), the Company sold its trade accounts receivable as they arose from sales to a financing subsidiary of SFC. Discounting expense, net of servicing income, related to this arrangement was recorded as interest expense and totaled approximately $807 in fiscal year 1996.

Management Fee

On January 1, 1995, the Company entered into an Administrative Services and Management Agreement with SFC, in which SFC was paid an annual fee equal to 1% of gross revenues, as defined, for certain accounting, legal, tax and management advisory services. Charges for such services amounted to $1,249 in fiscal year 1996.

Borrowings

The weighted average interest rate on borrowings from SFC for fiscal year 1996 was 9.94%. The related interest expense recognized by the Company on such borrowings was $3,607 in fiscal year 1996.


(12) Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(12) Continued


On January 2, 1999, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $2,700. Management believes that all such commitments will be fulfilled within one year.

The Company is subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

(13) Business and Credit Concentrations

The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of January 2, 1999, other than accounts receivable from International Home Foods, Inc. (IHF), the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

The Company produces fruit spreads under an Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 and wet spices under a Sales and Distribution Agreement dated March 19, 1993 with IHF which expire in March 1999 and March 1998, respectively. Additionally, the Company distributes certain IHF products under a Spice Supply Agreement dated March 19, 1993 which expired on March 31, 1998. Sales under these contracts during the fiscal years 1998, 1997 and 1996 were $36,906, $46,216 and $50,778, respectively. Receivables due from IHF included in trade accounts receivable at January 2, 1999 and January 3, 1998 were $1,176 and $1,820, respectively.

By letter dated February 18, 1998, the Company received notice from IHF that (a) IHF would not renew the Amended and Restated Jams Manufacturing Agreement dated March 3, 1997 after its expiration on March 31, 1999, and (b) IHF was terminating, effective March 31, 1999, the Sales and Distribution Agreement dated March 19, 1993.

With respect to the Spice Supply Agreement, dated as of March 19, 1993, which expired on March 31, 1998, the Company renewed the agreement on May 18, 1998 without a specific term, terminable by either party upon 90 days written notice.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(14) Subsequent Events

On February 5, 1999, the Company acquired the assets of the Polaner Brand, the Maxams Brand, the Eagle Rock Farms Brand, and assorted products, including associated private label products (collectively, the Acquired Businesses) from IHF pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement) dated as of January 12, 1999 among the Company, IHF, and M. Polaner, Inc., a wholly-owned subsidiary of IHF (collectively, the Sellers). Pursuant to the Asset Purchase Agreement, the Company purchased the Acquired Businesses for $30,000 in cash (subject to post closing adjustments). The Sellers agreed to provide certain transition services to the Company for 90 days pursuant to a Transaction Services Agreement.

Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Credit Facility. In connection with the Asset Purchase Agreement, a consent waiver and second amendment of the Credit Facility was entered into which included, among other things, an increase in the maximum borrowings to $60,000, a change in interest rate, a change in certain financial covenants, and a consent by the lender regarding the purchase of the Acquired Businesses.

On March 15, 1999, the Company acquired the assets and stock of The Heritage Portfolio of Brands for $192,000 (the "Heritage Acquisition") from The Pillsbury Company. In connection with this transaction, the Company entered into a $280,000 senior secured credit facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year term loan facility (Term Loan A) and a $150,000 seven-year term loan facility (Term Loan B, and collectively with Term Loan A, the Term Loan Facilities). The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Acquisition and refinance borrowings under the Company's Credit Facility.

(15) Quarterly Financial Data (unaudited)

                              First     Second      Third     Fourth
                             Quarter    Quarter    Quarter    Quarter      Year
                            ----------------------------------------------------

     Net sales
        1998                 $38,398    42,633      46,477     52,272   179,780
        1997                  30,363    38,040      35,934     47,278   151,615

     Gross profit
        1998                 $14,925    16,635      18,122     21,912    71,594
        1997                   8,661    12,117      13,495     18,392    52,665

     Income before
     extraordinary item
        1998                 $  (236)      433         224        429       850
        1997                    (304)      311          26        399       432

     Net income (loss)
        1998                 $  (236)      433         224        429       850
        1997                    (304)      311      (1,778)       399    (1,372)

                                                                    Schedule II


                        B&G Foods, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                             (dollars in thousands)


        Column A               Column B                   Column C                  Column D           Column E
                                                         Additions
                              Balance at       Charged to        Charged to
                             beginning of      costs and       other accounts     Deductions -      Balance at end
       Description              period          expenses         - describe         describe          of period

1998:
Allowance for doubtful
   accounts                    $   687          $   43               --           $   51(a)           $  679
Restructuring accruals
                               $   656              --               --           $  656(b)           $    0

1997:
Allowance for doubtful
   accounts                    $     0          $  687               --               --              $  687
Restructuring accruals
                               $ 1,536              --               --           $  880(c)           $  656


(a)  Represents bad-debt write-offs.

(b)  Cash expenditures relating primarily to tenancy costs.

(c) Cash expenditures relating primarily to tenancy costs, severance payments, and charges relating from changes in the production process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of B&G. Other officers may also be appointed to fill certain positions. Each director of B&G holds office until the next annual meeting of shareholders of B&G or until his successor has been elected and qualified.

       Name                 Age                              Position

Leonard S. Polaner          68      Chairman of the Board of Directors
David L. Wenner             49      President, Chief Executive Officer and
                                    Director
Robert C. Cantwell          42      Executive Vice President of Finance and
                                    Chief Financial Officer
David H. Burke              56      Executive Vice President of Sales and
                                    Marketing
James H. Brown              56      Executive Vice President of Manufacturing
Thomas Baldwin              39      Director
William F. Callahan III     57      Director
Alfred Poe                  49      Director
Harold O. Rosser II         50      Director
Stephen C. Sherrill         45      Director


     Leonard S. Polaner, Chairman of the Board: Leonard Polaner has been Chairman of the Board of B&G since March 1993 when the Polaner business was sold to IHF. Prior to that time, Mr. Polaner was President and Chief Executive Officer of B&G, positions which he had assumed upon joining the Company in 1986. Mr. Polaner began his career in the food products industry in 1956 when, after earning his Masters Degree from Harvard Business School, he joined Polaner, a family-run business. He has been active in many industry trade groups, including the New York Preservers Association and the International Jelly and Preservers Association, organizations in which he served as President and a member of the Board, respectively.

     David L. Wenner, President and Chief Executive Officer: David Wenner is the President and Chief Executive Officer of the Company, positions he has held since March 1993. Mr. Wenner joined B&G in 1989 as Assistant to the President, directly responsible for the Company's distribution and Bloch & Guggenheimer operations. In 1991, he was promoted to Vice President. He continued to be responsible for distribution and assumed responsibility for all company operations. Prior to joining B&G, Mr. Wenner spent nine years in the consumer products division at Johnson & Johnson in supervision and management positions responsible for manufacturing, maintenance and purchasing. Mr. Wenner is active in industry trade groups and has served as President of Pickle Packers International.

     Robert C. Cantwell, Executive Vice President of Finance and Chief Financial
Officer: Robert Cantwell is the Executive Vice President of Finance and Chief Financial Officer of B&G. He joined the Company in 1983 as the Assistant Vice President of Finance. In that position, Mr. Cantwell had responsibility for all financial reporting, including budgeting. Mr. Cantwell was promoted to his current position in 1991, assuming full responsibility for all financial matters, as well as MIS, Data Processing, Administration and Corporate Human Resources. Prior to joining the Company, Mr. Cantwell spent four years at Deloitte & Touche, where he received accreditation as a Certified Public Accountant.

     David H. Burke, Executive Vice President of Sales and Marketing: David Burke is the Executive Vice President of Sales and Marketing of the Company. Mr. Burke has an extensive background with major consumer products companies. His experience includes eight years with Procter & Gamble in sales and sales management and 12 years at Quaker Oats, where he was a Regional Sales Manager and later the director of Broker Sales. Mr. Burke also spent four years with Pet Inc. as Vice President for their frozen foods business. Mr. Burke joined B&G in 1990 and since that time has been responsible for the national expansion of Polaner All-Fruit and the sales and marketing of all of the Bloch & Guggenheimer, Burns & Ricker and New York Style products.

     James H. Brown, Executive Vice President of Manufacturing: James Brown is the Senior Vice President of Manufacturing and has 24 years of experience in manufacturing with B&G and Polaner. He has been responsible for all manufacturing at the Roseland facility since 1981. In 1994, he assumed responsibility for B&G's other manufacturing facilities. Prior to joining B&G (Polaner) in 1972, Mr. Brown worked at Kraft Foods for two years as a project engineer and spent four years in the U.S. Navy.

     Thomas J. Baldwin, Director: Since 1995, Thomas Baldwin has been the Chief Executive Officer and a founding stockholder of Christmas Corner, Inc., a specialty retail chain that owns and operates seasonal Christmas stores. Mr. Baldwin is also a principal and co-founder of PB Ventures. From 1993 through 1995, Mr. Baldwin was a Managing Director of the leveraged buyout firm Invus Group, Ltd.

     William F. Callahan III, Director: Since 1998, William Callahan has been a Director since B&G acquired Maple Grove. Mr. Callahan was the C.E.O. and owner of Maple Grove. Mr. Callahan began his career in the specialty foods business in 1975 when he acquired Maple Grove. Prior to the acquisition of Maple Grove, Mr. Callahan was Vice President, Sales, of Blyth, Eastman, Dillon and Co. in New York and a trial attorney for the U.S. Securities and Exchange Commission in New York. Mr. Callahan is a graduate of Georgetown University and the Boston University Law School. He is a member of the State of Vermont Chamber of Commerce, a member of the Vermont Maple Industry Council and the State of Vermont Agriculture Commissioner's Task Force.

     Alfred Poe, Director: Mr. Poe has been a director since 1997. He is Chairman of the Board of the MenuDirect Corporation, a provider of specialty meals for people on restricted diets and has been the Chief Executive Officer since 1997. Mr. Poe was a Corporate Vice President of Campbell's Soup Company from 1991 through 1996. from 1993 through 1996 he was the President of Campbell's Meat Enhancement Group. Previously, from 1982 to 1991, Alfred Poe held various positions, including Vice President, Brands Director and Commercial Director, with Mars, Inc.

     Harold O. Rosser II, Director: Since its formation in 1995, Harold Rosser has been a Managing Director of BRS. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through 1994. Previously, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is a director of Jitney-Jungle Stores of America, Inc., American Paper Group, Inc., Acapulco Restaurants, Inc., California Pizza Kitchen, Inc. and Penhall International, Inc.

     Stephen C. Sherrill, Director: Since its formation in 1995, Stephen Sherrill has been a Managing Director of BRS. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., Doane Pet Care Enterprises, Inc., Mediq Incorporated, Health Plus Corporation and Alliance Laundry Systems LLC.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents certain summary information concerning compensation earned by the Company's Chief Executive Officers and the four other most highly paid executive officers of the Company, including the Chairman (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company for fiscal 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                                         All Other
             Name and Principal Position                Year       Salary        Bonus       Other      Compensation
             ---------------------------                ----       ------        -----       -----      ------------
                                                                                  (1)         (2)            (3)
                                                                                  ---         ---            ---
Leonard S. Polaner
   Chairman of the Board                                1998      $100,000      $35,000     $13,800        $8,100
David L. Wenner
   President and Chief Executive Officer                1998       200,102      100,000      10,000         9,600
Robert C. Cantwell
   Executive Vice President of  Finance and Chief
   Financial Officer                                    1998       161,640       56,000      10,000         9,600
David H. Burke
   Executive Vice President of Sales and Marketing
                                                        1998       157,102       56,000      10,000         9,600
James H. Brown
   Executive Vice President of Manufacturing
                                                        1998       151,640       52,500      10,850         9,600

(1)  Includes annual bonus payment under the Company's Annual Bonus Plan.
(2)  Includes personal use of a Company automobile or automobile allowances.
(3) Includes the Company's matching contributions to the 401(k) Plan and contribution to the Company's Pension Plan.

Director Compensation and Arrangements

     Directors of the Company will receive compensation for their services as directors in the amount of $1,000 per meeting of the Board of Directors.
Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Annual Bonus Plan

     The Company also maintains an Annual Bonus Plan that provides for annual incentive awards to be made to key executives upon the Company's attainment of pre-set annual financial objectives. The amount of the annual award to each executive is based upon a percentage of the executive's annualized base salary. Awards are paid in a cash lump sum following the close of each plan year. The plan provides for forfeiture of proration of awards in the event of certain circumstances such as the executive's promotions or demotion, death, retirement or resignation.

Stock Option Plan

     In order to attract, retain and motivate selected employees and officers of the Company, Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock

Option Plan (the "Option Plan") for key employees of the Company and its subsidiaries. The Option Plan provides that it may be administered by Holdings' Board of Directors or a committee designated by the Board of Directors of Holdings. Holdings' Board of Directors has designated a committee comprised initially of Stephen C. Sherrill and Harold O. Rosser II. Options granted under the Option Plan will be exercisable in accordance with terms established by the Holdings Board. Options will expire on the date determined by the Holdings Board, which shall not be later than the tenth anniversary of the date of grant.

     No grants of options were made under the Option Plan during fiscal 1998.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company has appointed a Compensation Committee comprised of Mr. Sherrill and Mr. Rosser. Mr. Sherrill is a former officer of the Company, for which position he received no compensation; Mr. Rosser is not and has not been an officer of the Company. Each of Mr. Sherrill and Mr. Rosser are principals of BRS.

Employment Agreements

     The Company has no employment agreements.

401(k) Plan

     The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with the Company. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 17% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($10,000 in 1998). The Company makes a 50% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

Pension Plan

                               PENSION PLAN TABLE


                                          Years of Service
Renumeration          15          20            25            30            35
------------          --          --            --            --            --

 40,000           $ 5,032      $ 6,710       $ 8,387       $10,065       $11,742
 60,000           $ 8,482      $11,310       $14,137       $16,965       $19,792
 80,000           $11,932      $15,910       $19,887       $23,865       $27,842
100,000           $15,382      $20,510       $25,637       $30,765       $35,892
120,000           $18,832      $25,110       $31,387       $37,665       $43,942
140,000           $22,282      $29,710       $37,137       $44,565       $51,992
160,000           $25,732      $34,310       $42,887       $51,465       $60,042

     Benefits under the plans are calculated generally under a formula of 0.75% of final average earnings multiplied by service plus 0.4% of final average earnings in excess of covered compensation multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan limited to $160,000 as required by Section 401(a)(17) of the Code. As of January 2, 1999, the years of credited service for each of the Named Executive Officers were: Mr. Polaner, 11; Mr. Wenner, 9; Mr. Cantwell, 15; Mr. Burke, 8; and Mr. Brown, 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a wholly owned subsidiary of Holdings. The following table sets forth certain information as of January 2, 1999 with respect to the beneficial ownership of the 13% Series A Cumulative Preferred Stock, par value $0.01 per share, of Holdings ("Holdings Preferred Stock") and the common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Named Executive Officers and (iv) all directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.

                                                 Number and Percent of Shares

                                                 Holdings           Holdings
      Preferred Stock                          Common Stock     Preferred Stock
--------------------------------------------------------------------------------

Name of Beneficial Owner                     Number   Percent   Number   Percent
------------------------                     ------   -------   ------   -------

Bruckmann, Rosser, Sherrill & Co., L.P(1)
  Two Greenwich Plaza, Suite 100
  Greenwich, CT 06830                        85,000    82.9%    18,775     92.4%
Leonard S. Polaner (3)                        3,000     2.9%       145         *
David L. Wenner (3)                           3,000     2.9%        20         *
David H. Burke (3)                            3,000     2.9%        20         *
James H. Brown (3)                            3,000     2.9%        20         *
Robert C. Cantwell (3)                        3,000     2.9%        20         *
Thomas J. Baldwin (3)                           500        *     110.4         *
Alfred Poe (3)                                  500        *     110.4         *
William F. Callahan III (3)                   1,450     1.4%   1,050.9      5.2%
All directors and officers as a group
(9 persons) (2) (3)

 *       Less than 1%

(1) Includes shares held by certain other entities and individuals affiliated with BRS (together with BRS, the "BRS Investors"). BRS disclaims beneficial ownership of such shares. BRS is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership ("BRS Partners") and the manager of which is Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."). The sole general partner of BRS Partners is BRSE Associates, Inc. ("BRSE Associates"). Bruce C. Bruckmann, Harold O. Rosser II and Stephen C. Sherrill are stockholders of BRS & Co. and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares.

(2) With respect to Mr. Sherrill and Mr. Rosser, directors of the Company, excludes shares held by BRS and certain other entities and individuals affiliated with BRS, of which shares Mr. Sherrill and Mr. Rosser disclaim beneficial ownership.

(3) The address of such person is c/o B&G Foods, Inc., 426 Eagle Rock Avenue, Roseland, New Jersey, 07068.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement and Registration Rights Agreement

     The BRS Investors, the Management Investors and Holdings are parties to the Stockholders Agreement and the Holding Registration Rights Agreement.

BRS Management and Transaction Services Agreements

     The Company and Holdings are party to a management services agreement (the "BRS Management Agreement") with BRS & Co., the manager of BRS, pursuant to which BRS & Co. is paid $250,000 per annum for certain management, business and organizational strategy and merchant and investment banking services rendered to the Company and Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of the Company's products, development of business plans, the structure of the Company's debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the BRS Management Agreement are restricted by the terms of the Company's indenture governing its 9 5/8% Senior Subordinated Notes due 2007. The Company and BRS & Co. also are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of total transaction value. Additional transaction fees which were paid in fiscal 1998 and fiscal 1997 were (i) $500,000 upon the acquisition of four brands from Nabisco, Inc. in May 1997, (ii) $120,000 upon the acquisition of Trappey's and other brands in August 1997, and (iii) $250,000 upon the acquisition of Maple Grove Farms of Vermont, Inc. in July 1998. The Company also paid transaction fees of $300,000 in connection with the Polaner Acquisition and approximately $1,920,000 for the Heritage Brands Acquisition.

Eagle Rock Notes

     The Company's subsidiary, Roseland Distribution Company ("RDC"), is party to a lease (the "Roseland Lease") for its Roseland facility with 426 Eagle Rock Avenue Associates ("Eagle Rock"), a real estate partnership of which Leonard S. Polaner, the Company's Chairman, is the general partner. RDC pays $43,938 per month in rent in cash to Eagle Rock pursuant to a Memorandum of Agreement entered into in connection with the Roseland Lease, and an additional amount in the form of promissory notes payable to Eagle Rock (the "Eagle Rock Notes"), which are issued in an annual aggregate principal amount of $187,740. The Eagle Rock Notes mature on the expiration date of the Roseland Lease, April 18, 1999 and bear interest at a rate equal to the rate, as of the issue date of an Eagle Rock Note, for Treasuries with a maturity of April 1999. The Eagle Rock Notes are not guaranteed by the Company. RDC's liability under the Eagle Rock Notes as of January 2, 1999 was $1,038,057, and the Company estimates that the aggregate principal amount of all Eagle Rock Notes issued and to be issued will be approximately $1.1 million. In the opinion of management, the terms of the Eagle Rock Notes and the Roseland Lease are at least as favorable to the Company as the terms that could have been obtained from unaffiliated third parties.

     The Company is currently negotiating a new lease to replace the Roseland Lease when it expires in April 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  (1)  FINANCIAL STATEMENTS.

          Independent Auditors' Report

          Consolidated Balance Sheets (Successor Consolidated) as of January 2, 1999 and January 3, 1998.

          Consolidated Statements of Operations (Successor Consolidated) for the years ended January 2, 1999 and January 3, 1998, and Statement of Operations (Predecessor Combined) for the year ended December 28, 1996.

          Consolidated Statements of Cash Flows (Successor Consolidated) for the years ended January 2, 1999 and January 3, 1998, and Statement of Cash Flows (Predecessor Combined) for the year ended December 28, 1996.

          Notes to Financial Statements.


          (2)  FINANCIAL STATEMENT SCHEDULE.

          Valuation and Qualifying Accounts.

     (b)  REPORTS ON FORM 8-K:

          Form 8-K/A, filed October 2, 1998.

     (c)  EXHIBITS

          EXHIBIT NO.                        DESCRIPTION
--------------------------------------------------------------------------------
              2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the
                         Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
              2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 1 to Commission Filing No. 333-39813 on February 19, 1999 and incorporated herein by reference)
              3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                         3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.3        Certificate  of  Incorporation  of BGH  Holdings,  Inc.
                         (Filed with the Securities  and Exchange  Commission as
                         Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.5        Intentionally omitted.
              3.6        Intentionally omitted.
              3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as
                         Exhibit  3.11  to  Amendment  No.  1
                         to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.13       Intentionally omitted.
              3.14       Intentionally omitted.
              3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.17       Intentionally omitted.
              3.18       Intentionally omitted.
              3.19 Certificate of Incorporation of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              3.20 Bylaws of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc. (the "Company"), BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch &
                         Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company (collectively, the "Guarantors") and The Bank of New York, as trustee (the "Trustee"). (Filed with the Securities and Exchange Commission as
                         Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
              4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit
                         4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
              10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
              10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC.

                         (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
              10.3 Second Amended and Restated Credit Agreement dated as of August 11, 1997 among the Company, the guarantors party thereto, Heller Financial Inc., as agent and lender, and the lenders party hereto. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              10.4 Securities Purchase and Holders Agreement, dated as of March 27, 1997, by and among B Companies Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., and the investors party thereto. (Filed with the Securities and Exchange Commission as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
              10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
              10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
              10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
              10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M. Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to Commission Filing No. 333-39813 on February 19, 1999 and incorporated herein by reference)
              10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to Commission Filing No. 333-39813 on February 19, 1999 and incorporated herein by reference)
              10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to Commission Filing No. 333-39813 on February 19, 1999 and incorporated herein by reference)

              12.1 Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
              21.1       Subsidiaries   of  the  Company   and  the   Additional
                         Registrants. (Filed herewith)
              27.1       Financial Data Schedule. (Filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            B&G FOODS, INC.


                                            By: /s/ David L. Wenner
                                                --------------------------------
                                                David L. Wenner
                                                Chief Executive Officer

Date:    March 16, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                             TITLE                           DATE
---------------------------   --------------------------------    --------------
/s/ David L. Wenner           President, Chief Executive          March 16, 1999
---------------------------
David L. Wenner                  Officer and Director
                                 (Principal Executive Officer)

/s/ Robert C. Cantwell        Executive Vice President of         March 16, 1999
---------------------------
Robert C. Cantwell               Finance and Chief Financial
                                 Officer (Principal Financial
                                 and Accounting Officer)

/s/ Thomas Baldwin            Director                            March 16, 1999
---------------------------
Thomas Baldwin

/s/ William F. Callahan III   Director                            March 16, 1999
---------------------------
William F. Callahan III

/s/ Alfred Poe                Director                            March 16, 1999
---------------------------
Alfred Poe

                              Director                            March 16, 1999
---------------------------
Harold O. Rosser

/s/ Stephen C. Sherrill       Director                            March 16, 1999
---------------------------
Stephen C. Sherrill

                                                                    Exhibit 12.1

                                 B&G FOODS, INC.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                               Year Ended        Year Ended         Year Ended
                                             January 2, 1999   January 3, 1998   December 28, 1996
                                             ---------------   ---------------   -----------------
Income before income tax expense and
    extraordinary item...................      $   2,281         $   1,265          $     867
Add:
    Interest expense.....................         13,319             8,948              4,649
    Amortization of deferred financing
       costs.............................            589               630                 --
    Portion of rents representative of
       the interest factor...............            719               514                578
                                               ---------         ---------          ---------
Income as adjusted.......................      $  16,908         $  11,357          $   6,094
                                               =========         =========          =========

Fixed charges:
    Interest expense.....................      $  13,319         $   8,948          $   4,649
    Amortization of deferred financing
       costs.............................            589               630                 --
    Portion of rents representative of
       the interest factor...............            719               514                578
                                               ---------         ---------          ---------
Fixed charges............................      $  14,627         $  10,092          $   5,227
                                               =========         =========          =========

Ratio of earnings to fixed charges.......           1.16              1.13               1.17
                                               =========         =========          =========

                                                                    Exhibit 21.1

                          Subsidiaries of the Company*

BGH Holdings, Inc., a Delaware corporation

Burns & Ricker, Inc., a Delaware corporation

Block & Guggenheimer, Inc., a Delaware corporation

Roseland Distribution Company, a Delaware corporation

RWBV Acquisition Corp., a Delaware corporation

Trappey's Fine Foods, Inc., a Delaware corporation

Maple Grove Farms of Vermont, Inc., a Vermont corporation

Les Products Alimentaires Jacques et Fils, a Quebec company

Heritage Acquisition Corp., a Delaware corporation

William Underwood Company, a Massachusetts business trust

-------------------
*  As of March 16, 1999