Form 10-Q
period 1999-04-03
B&G FOODS INC
filed 1999-05-17
CIK 1049172

As filed with the Securities and Exchange Commission on May 17, 1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



    (Mark one)       Quarterly Report Pursuant to Section 13 or 15(d)
       [X]                of the Securities Exchange Act of 1934

                  For the quarterly period ended April 3, 1999

                                       or


                Transition Report Pursuant to Section 13 or 15(d)
       [ ]            of the Securities Exchange Act of 1934

                   For the transition period from ________ to

                        Commission file number 333-39813



                                 B&G FOODS, INC.

        (Exact name of small business issuer as specified in its charter)

            Delaware
   (State or other jurisdiction of                      13-3916496
    incorporation or organization)          (I.R.S. Employer Identification No.)

426 Eagle Rock Avenue, Roseland, New Jersey               07068
 (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (973) 228-2500


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 3, 1999, there was 1 share of the registrant's common stock, $.01 par value, outstanding, which was owned by an affiliate of the registrant.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.

PART I.       FINANCIAL INFORMATION

         Item 1.

                a)  Consolidated Balance Sheets................................1

                b)  Consolidated Statements of Operations......................2

                c)  Consolidated Statements of Cash Flows......................3

                d)  Notes to Consolidated Financial Statements.................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............7

         Item 3.    Quantitative and Qualitative Disclosure about
                    Market Risk...............................................10

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................10

         Item 2.    Change in Securities......................................10

         Item 3.    Defaults Upon Senior Securities...........................10

         Item 4.    Submission of Matters to a Vote of Security Holdings......10

         Item 5.    Other Information.........................................10

         Item 6.    Exhibits and Reports on Form 8-K..........................11
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................14

                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                   Assets                                         April 3, 1999        January 2, 1999
                                                                  -------------        ---------------
                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                  $           926       $      599
      Trade accounts receivable, net                                      21,354           15,656
      Inventories                                                         61,098           39,764
      Prepaid expenses                                                     2,509            1,646
      Deferred income taxes                                                2,938            2,938
                                                                 --------------------------------
           Total current assets                                           88,825           60,603

Property, plant and equipment, net                                        42,152           26,486
Intangible assets, net                                                   317,913          119,542
Other assets                                                              11,260            5,242
                                                                 --------------------------------

                                                                  $      460,150       $  211,873
                                                                 ================================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                      $          250    $       1,431
      Trade accounts payable                                              14,759           17,508
      Accrued expenses                                                    13,315           10,335
      Due to related parties                                                 452              705
                                                                 ---------------------------------
           Total current liabilities                                      28,776           29,979

Long-term debt                                                           343,774          143,265
Deferred income taxes                                                     32,155           17,809
                                                                 ---------------------------------
           Total liabilities                                             404,705          191,053

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
      1,000 shares; issued and outstanding 1 share in
      1999 and 1998                                                         -                -
Additional paid-in capital                                                56,342           21,342
Accumulated deficit                                                         (897)            (522)
           Total stockholder's equity                                     55,445           20,820
                                                                 ----------------------------------

                                                                 $       460,150      $   211,873
                                                                 ==================================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                        April 3, 1999    April 4, 1998

Net sales                                                              $    56,480         $   38,398
Cost of goods sold                                                          32,711             23,473
                                                                       ------------------------------

           Gross profit                                                     23,769             14,925

Sales, marketing, and distribution expenses                                 16,978             10,740
General and administrative expenses                                          2,392              1,357
Management fees-related party                                                   73                 62
                                                                       -------------------------------

           Operating income                                                  4,326              2,766

Other expense:
      Interest expense-related parties                                          15                 15
      Interest expense                                                       5,046              3,220
                                                                       -------------------------------

           Loss before income tax benefit                                     (735)              (469)

Income tax benefit                                                            (360)              (233)
                                                                       -------------------------------

           Net loss                                                     $     (375)        $     (236)
                                                                       ================================


                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                 April 3, 1999           April 4, 1998
                                                                 -------------           -------------

Cash flows from operating activities
      Net loss                                                   $   (375)                $   236)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Depreciation and amortization                            2,457                   1,651
           Deferred income tax benefit                               (360)                   (220)
           Amortization of deferred debt issuance costs               221                     147
           Changes in assets  and  liabilities, net of effects of
              businesses acquired:
               Trade accounts receivable                           (5,698)                  2,277
               Inventories                                          4,565                   2,962
               Prepaid expenses                                      (863)                    (12)
               Other assets                                           (37)                     (9)
               Trade accounts payable                              (2,749)                 (3,308)
               Accrued expenses                                      (470)                 (3,338)
               Due to related parties                                (253)                    (50)
                                                               -----------------------------------

               Net cash used in operating activities               (3,562)                   (136)
                                                               -----------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                      (222,570)                     -
      Capital expenditures                                         (1,667)                   (570)
      Proceeds from sales of property, plant and equipment           -                        346
                                                               -----------------------------------

               Net cash used in investing activities             (224,237)                   (224)
                                                               -----------------------------------

Cash flows from financing activities:
      Payments of long-term debt                                  (20,672)                    (95)
      Proceeds from issuance of long-term debt                    220,000                      -
      Proceeds from capital contribution                           35,000                     231
      Payments of deferred debt issuance costs                     (6,202)                   (127)
                                                               -----------------------------------

               Net cash provided by financing activities          228,126                       9
                                                               -----------------------------------

               Increase (decrease) in cash and cash equivalents       327                    (351)

Cash and cash equivalents at beginning of period                      599                     691
                                                               -----------------------------------

Cash and cash equivalents at end of period                     $      926              $      340
                                                               ===================================


                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 3, 1999 and the results of its operations and its cash flow for the thirteen week periods ended April 3, 1999 and April 4, 1998.

         The results of operations for the thirteen week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Nature of Operations and Business Acquisitions

         Nature of Operations

         The Company operates in one industry segment, the manufacturing, marketing and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, bagel chips and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-door sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

         Acquisitions and Financing

         On July 17, 1998, through a subsidiary, the Company acquired all of the issued and outstanding capital stock of Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc. and Les Produits Alimentaires Jacques et Fils, Inc. (collectively, Maple Grove), and William F. Callahan and Ruth M. Callahan (collectively, the Sellers), for aggregate consideration of $34,137, consisting of $14,170 in cash, 1,000 shares of common stock of B&G Foods Holdings, Inc. (Holdings, the Company's parent), having an aggregate value of $10, and 990 shares of the 13% Series A cumulative preferred stock of Holdings, having an initial aggregate liquidation preference of $990, plus the assumption of $17,325 in debt which was paid at closing and transaction costs of $1,265 and a post-closing adjustment. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's $50,000 Credit Facility (the Credit
         Facility). As a result of the Maple Grove Acquisition, a consent, waiver and first amendment of the Credit Facility was entered into, which included among other things, a prospective change in certain financial covenants and a consent by the lender regarding the purchase of Maple Grove.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)
(continued)

         On February 5, 1999, the Company acquired certain assets of the Polaner Brand and related brands (collectively, "Polaner" or the "Polaner Brands Acquisition") from International Home Foods, Inc. (IHF), for approximately $30,574, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's Credit Facility.

         On March 15, 1999, the Company acquired the assets and stock of the Heritage Portfolio of Brands, ("Heritage" or the "Heritage Brands Acquisition") from Pillsbury, Inc. for approximately $191,996, including transaction costs. In connection with this transaction, the Company entered into a $280,000 senior secured credit facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year term loan facility ("Term Loan A") and a $150,000 seven-year term loan facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's Credit facility which had been used for the Polaner Brands Acquisition and the Maple Grove Acquisition.

         The above acquisitions have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the above acquisitions are being amortized over 40, and 25-40 years, respectively.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen weeks ended April 3, 1999 and April 4, 1998 presents the operations of the Company as if the Maple Grove Acquisition, the Polaner Brands Acquisition and the Heritage Brands Acquisition had occurred at the beginning of the periods presented. In addition to including the results of operations of the aforementioned entities, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. The pro forma summary of operations reflects preliminary estimates of the allocation of the purchase price for the Polaner Brands Acquisition and the Heritage Brands Acquisition which may be adjusted based upon a valuation study to be conducted.

                                                    Thirteen Weeks Ended
                                                 April 3, 1999     April 4, 1998
         Net sales                               $      82,469     $      81,110
         Net Income                                      1,761             2,041

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

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

(continued)

(3)      Inventories

         Inventories consist of the following:

                                             April 3, 1999     January 2, 1999

         Raw materials and packaging         $     13,078          $   10,337
         Work in process                            1,948               2,862
         Finished goods                            46,072              26,565
                                              -----------           ---------

                                              $    61,098           $   39,764
                                              ===========           ==========

(4)      Debt

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the Notes) due August 1, 2007 with interest payable semiannually of February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used to repay the outstanding balances together with accrued and unpaid interest with respect to the Company's $50 million Senior Secured Credit Facility and the Interim Notes, to finance the acquisition of JEM and to pay certain related fees and expenses and for general corporate purposes.

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

         On March 15, 1999, the Company entered into a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's Credit Facility which had been used for the Polaner Brands Acquisition and the Maple Grove Acquisition. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate plus an applicable margin, as defined, or the eurodollar rate plus an applicable margin, as defined. The Secured Credit Facility is secured by substantially all of the Company's assets and stock. The Senior Secured Credit Facility also contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends, and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants beginning in the second quarter of 1999, which, among other things, specify maximum capital expenditures, a minimum interest and fixed charge ratio, and a maximum senior leverage ratio, each ratio as defined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

         13 Week period ended April 3, 1999 compared to 13 Week period ended April 4, 1998.

         Net Sales. Net sales increased $18.1 million or 47.1% to $56.5 million for the thirteen week period ended April 3, 1999 (the "1999 Period") from $38.4 million for the thirteen week period ended April 4, 1998 (the "1998 Period"). The net sales increase included $18.2 million of sales from Maple Grove, Polaner Brands, and Heritage Brands Acquisitions. Sales from Trappey's products increased $0.5 million or 10.0%, and Vermont Maid sales increased $0.2 million or 13.6%. These sales increases were partially offset by a decrease of $0.4 million or 6.4% in sales of Burns & Ricker Snack Foods products, due primarily to a decline in sales to the deli departments of grocery stores and $0.4 million or 3.1% in sales of B&G Pickle and Pepper products, due primarily to lower unit volume in sales of food service products.

         Gross Profit. Gross profit increased by $8.8 million or 59.3% to $23.8 million for the 1999 Period from $14.9 million from the 1998 Period. Gross profit as a percentage of net sales increased to 42.1% in the 1999 Period from 38.9% in the 1998 Period due to a favorable shift in the sales mix to higher gross profit margins from Polaner and Heritage, along with reduced labor and overhead costs at our Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $6.2 million or 58.1% to $17.0 million in the 1999 Period from $10.7 million in the 1998 Period. Such expenses as a percentage of net sales increased to 30.1% in the 1999 Period from 28.0% in the 1998 Period due primarily to the Maple Grove, Polaner and Heritage acquisitions. These acquisitions accounted for $6.9 million of the increase, which was offset by a decrease of $0.6 million in B&G Pickle and Pepper products.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $1.0 million, or 73.7%, to $2.5 million for the 1999 Period from $1.4 million for the 1998 Period, primarily due to increased operating expenses and amortization of intangibles associated with the Maple Grove, Polaner and Heritage acquisitions.

         Operating Income. As a result of the foregoing, operating income increased by $1.6 million or 56.4% to $4.3 million in the 1999 Period from $2.8 million in the 1998 Period. Operating income expressed as a percentage of net sales increased to 7.7% in the 1999 Period from 7.2% in the 1998 Period.

         Interest Expense. Interest expense increased $1.8 million to $5.0 million for the 1999 Period from $3.2 million in the 1998 Period as a result of the additional debt incurred by the Company to fund the Maple Grove, Polaner and Heritage acquisitions.

Liquidity and Capital Resources

Cash Flows

         Cash used in operating activities increased $3.5 million to $3.6 million for the 1999 Period from $0.1 million in the 1998 Period. This increase is primarily due to additional working capital needs related to the Maple Grove, Polaner Brands and Heritage Brands Acquisitions. Working capital at April 3, 1999 was $60.0 million, an increase of $29.4 million over working capital at January 2, 1999 of $30.6 million.

         Net cash used in investing activities for the 1999 Period was $224.2 million as compared to $0.2 million for the 1998 Period. The change primarily relates to the Polaner Brands and Heritage Brands Acquisitions for $30.6 million and $192.0 million, respectively, in the 1999 Period. Capital expenditures during the 1999 Period of $1.7 million included purchases of manufacturing and computer equipment and were $1.1 million above $0.6 million in the 1998 Period.

         Net cash  provided  by  financing  activities  for the 1999  Period was
$228.1 million as compared to $0.1 million for the 1998 Period. The change relates primarily to the proceeds from the issuance of long-term debt and equity in the 1999 Period to finance the Polaner Brands and Heritage Brands Acquisitions.

Acquisitions

         The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flows from operations. The Company's future interest expense will increase significantly as a result of additional indebtedness the Company has incurred as a result of its recent acquisitions, and any additional indebtedness the Company may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Future Capital Needs

         The Company is highly leveraged. On April 3, 1999, the Company's total long-term debt (including current installments) and stockholder's equity was $344.0 million and $55.4 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility of approximately $56.6 million at April 3, 1999, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Seasonality

Sales of a number of the Company's products tend to be seasonal. The Company purchases most of the produce used to make B&G Pickle and Pepper Products during the period from May to October and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

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

The Company has assessed its mainframe, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes that approximately 75% of the critical IT systems and non-IT systems have been remediated. Those critical systems not yet remediated are expected to be remediated by June 30, 1999. With respect to the Company's non critical IT and non-IT systems, management believes that approximately 50% of such systems have been remediated and expects the remaining systems to be remediated by September 30, 1999.

In 1998, the Company installed throughout its business units a Wide Area Network encompassing merchandising, logistics, finance and human resources. The Wide Area Network project was undertaken for business reasons unrelated to Y2K.

The Company has distributed a comprehensive Y2K compliance  questionnaire to key
vendors,  service  providers  and  co-packers.   Management  has  addressed  the
responses as part of the Company's Y2K plan.

The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K, is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.

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

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the businesses it has acquired, lower sales volumes for the Company's products and higher costs of food product raw materials, as well as factors that affect the food industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of April 3, 1999, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at April 3, 1999, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position, results of operations or liquidity.

Item 2.  Change in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holdings

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Number                     Description
         --------------                     -----------

         Exhibit 2.1                        Asset and Stock Purchase Agreement, dated as of January 28,
                                            1999, by and among The Pillsbury Company, Indivined B.V., IC
                                            Acquisition Company, Heritage Acquisition Corp. and, as guarantor,
                                            B&G Foods, Inc. (filed as Exhibit 2.1 to the Company's Report on Form
                                            8-K filed April 1, 1999 and incorporated by reference).

         Exhibit 2.2                        Asset Purchase Agreement, dated as of January 12, 1999, by and among
                                            Roseland Distribution Company, International Home Foods, Inc. and M.
                                            Polaner, Inc. (filed as an exhibit to the Company's Report on Form
                                            8-K filed February 19, 1999 and incorporated by reference).

         Exhibit 10.1                       Revolving Credit Agreement, dated as of March 15, 1999,
                                            among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                                            Inc., as Arranger, The Bank of New York, as Documentation Agent,
                                            Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                                            Commercial Paper Inc. as Syndication Agent and Administrative Agent.

         Exhibit 10.2                       Term Loan Agreement, dated as of March 15, 1999,
                                            among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                                            Inc., as Arranger, The Bank of New York, as Documentation Agent,
                                            Heller Financial, Inc., as Co-Documentation  Agent, and Lehman
                                            Commercial Paper, Inc., as Syndication Agent and Administrative Agent.

         Exhibit 10.3                       Guarantee and Collateral Agreement, dated as of March 15, 1999, by
                                            B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as
                                            Administrative Agent.

         Exhibit 10.4                       Transition Services Agreement, dated as of February 5, 1999, among
                                            International Home Foods, Inc., M. Polaner, Inc. and Roseland
                                            Distribution Company (filed as an exhibit to the Company's Report on
                                            Form 8-K filed February 19, 1999 and incorporated by reference).

         Exhibit 10.5                       Consent, Waiver and Second Amendment, dated as of January 12, 1999 to the Second Amended and Restated Credit Agreement, dated as of August
                                            11, 1997, among B&G Foods, Inc., the subsidiaries party thereto,
                                            Heller Financial, Inc., as agent and lender, and the other lenders party thereto (filed as an exhibit to




                                            the  Company's  Report  on Form  8-K filed February 19, 1999 and incorporated by reference).

         Exhibit 10.6                       Guaranty, dated January 12, 1999, of B&G Foods, Inc. in favor of
                                            International Home Foods, Inc. and M. Polaner, Inc. (filed as an exhibit to the Company's Report on Form 8-K filed February 19, 1999 and incorporated by reference).

         Exhibit 27                         Financial Data Schedule
                                            (filed electronically with SEC only)



(b)      Reports on Form 8-K

         Form 8-K filed February 19, 1999
         Form 8-K filed April 1, 1999
         Form 8-K/A filed April 21, 1999
         Form 8-K/A filed April 22, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 17, 1999                       B&G FOODS, INC.




                                            By:   /s/ Robert C. Cantwell
                                               -------------------------
                                                Robert C. Cantwell
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and
                                                Authorized Officer)

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

Exhibit 2.1                        Asset and Stock Purchase Agreement, dated as of January 28,
                                   1999, by and among The Pillsbury Company, Indivined B.V., IC
                                   Acquisition Company, Heritage Acquisition Corp. and, as guarantor,
                                   B&G Foods, Inc. (filed as Exhibit 2.1 to the Company's Report on Form
                                   8-K filed April 1, 1999 and incorporated by reference).

Exhibit 2.2                        Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods,
                                   Inc. and M. Polaner, Inc. (filed as an exhibit to the Company's Report on Form 8-K filed February 19, 1999 and incorporated by reference).

Exhibit 10.1                       Revolving Credit Agreement dated as of March 15, 1999
                                   among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                                   Inc., as Arranger, the Bank of New York, as Documentation Agent,
                                   Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                                   Commercial Paper Inc. as Syndication Agent and Administrative Agent.

Exhibit 10.2                       Term Loan Agreement, dated as of March 15, 1999,
                                   among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                                   Inc., as Arranger, The Bank of New York, as Documentation Agent,
                                   Heller Financial, Inc., as Co-Documentation  Agent, and Lehman
                                   Commercial Paper, Inc., as Syndication Agent and Administrative Agent.

Exhibit 10.3                       Guarantee and Collateral Agreement, dated as of March 15, 1999, by
                                   B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as
                                   Administrative Agent.

Exhibit 10.4                       Transition Services Agreement, dated as of February 5, 1999, among
                                   International Home Foods, Inc., M. Polaner Inc. and Roseland
                                   Distribution Company (filed as an exhibit to the Company's Report on
                                   Form 8-K filed February 19, 1999 and incorporated by reference).

Exhibit 10.5                       Consent, Waiver and Second Amendment, dated as of January 12, 1999 to the Second Amended and Restated Credit Agreement, dated as of August
                                   11, 1997, among B&G Foods, Inc., the subsidiaries party thereto,
                                   Heller Financial, Inc., as agent and lender, and the other lenders party thereto (filed as an exhibit to the Company's Report on Form
                                   8-K filed February 19, 1999 and incorporated by reference).



Exhibit 10.6                       Guaranty, dated January 12, 1999, of B&G Foods, Inc. in favor of
                                   International Home Foods, Inc. and M. Polaner, Inc. (filed as an exhibit to the Company's Report on Form 8-K filed February 19, 1999 and incorporated by reference).


Exhibit 27                         Financial Data Schedule
