Form 10-Q
period 1999-07-03
B&G FOODS INC
filed 1999-08-06
CIK 1049172

As filed with the Securities and Exchange Commission on August 6, 1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark one)       Quarterly Report Pursuant to Section 13 or 15(d)
   [X]                of the Securities Exchange Act of 1934

                   For the quarterly period ended July 3, 1999

                                       or


   [ ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to _________.

                        Commission file number 333-39813


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


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 3, 1999, there was 1 share of the registrant's common stock, $.01 par value, outstanding, which was owned by an affiliate of the registrant.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

         Item 1.

                Consolidated Balance Sheets....................................1

                Consolidated Statements of Operations..........................2

                Consolidated Statements of Cash Flows..........................3

                Notes to Consolidated Financial Statements.....................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............7

         Item 3.    Quantitative and Qualitative Disclosure about
                    Market Risk...............................................12

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................12

         Item 2.    Changes in Securities and Use of Proceeds.................12

         Item 3.    Defaults Upon Senior Securities...........................12

         Item 4.    Submission of Matters to a Vote of Security Holders.......12

         Item 5.    Other Information.........................................12

         Item 6.    Exhibits and Reports on Form 8-K..........................12
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................15


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                   Assets                                July 3, 1999     January 2, 1999
                                                         ------------     ---------------
                                                          (Unaudited)
Current assets:
      Cash and cash equivalents                          $      4,749       $      599
      Trade accounts receivable, net                           25,232           15,656
      Inventories                                              64,544           39,764
      Prepaid expenses                                          1,721            1,646
      Deferred income taxes                                     2,938            2,938
                                                         -----------------------------
           Total current assets                                99,184           60,603

Property, plant and equipment, net                             42,636           26,486
Intangible assets, net                                        315,038          119,542
Other assets                                                   11,090            5,242
                                                         -----------------------------

                                                         $    467,948       $  211,873
                                                         =============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt             $        235       $    1,431
      Trade accounts payable                                   19,682           17,508
      Accrued expenses16,093                                   10,335
      Due to related parties                                      177              705
                                                         -----------------------------
           Total current liabilities                           36,187           29,979

Long-term debt                                                340,364          143,265
Deferred income taxes 34,009                                   17,809
Other liabilities                                                  13                0
                                                         -----------------------------
           Total liabilities                                  410,573          191,053

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
      1,000 shares; issued and outstanding 1 share in
      1999 and 1998                                              -                -
Additional paid-in capital56,342                               21,342
Retained earnings (accumulated deficit)                         1,033             (522)
           Total stockholder's equity                          57,375           20,820
                                                         -----------------------------

                                                         $    467,948       $  211,873
                                                         =============================

                See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                       Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                   July 3, 1999     July 4, 1998      July 3, 1999     July 4, 1998
                                                   ------------     ------------      ------------     ------------

Net sales                                          $    97,620        $   42,633      $   154,100       $   81,031
Cost of goods sold                                      50,965            25,998           83,676           49,471
                                                   -----------------------------      ----------------------------

           Gross profit                                 46,655            16,635           70,424           31,560

Sales, marketing, and distribution expenses             30,338            11,228           47,316           21,968
General and administrative expenses                      4,389             1,310            6,781            2,667
Management fees-related party                              125                63              198              125
                                                   -----------------------------      ----------------------------

           Operating income                             11,803             4,034           16,129            6,800

Other expense:
      Interest expense-related parties                       0                16               15               31
      Interest expense                                   8,019             3,163           13,065            6,383
                                                   -----------------------------      ----------------------------

           Income before income tax expense              3,784               855            3,049              386

Income tax expense                                       1,854               422            1,494              189
                                                   -----------------------------      ----------------------------

           Net income                              $     1,930        $      433      $     1,555       $      197
                                                   =============================      ============================

                See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Twenty-six Weeks Ended
                                                                July 3, 1999         July 4, 1998
                                                                ------------         ------------

Cash flows from operating activities
      Net income                                                 $  1,555                $   197
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                            7,040                  3,325
           Deferred income tax benefit                              1,494                    202
           Amortization of deferred debt issuance costs               640                    166
           Changes in assets and liabilities, net of
             effects  of  businesses acquired:
               Trade accounts receivable                           (9,576)                   670
               Inventories                                          2,343                  7,004
               Prepaid expenses                                       (75)                   164
               Other assets(42)                                        39
               Trade accounts payable                               2,174                 (4,657)
               Accrued expenses                                     2,988                 (2,809)
               Due to related parties                                (528)                   969
               Other liabilities                                       13                    (59)
                                                                 -------------------------------

               Net cash provided by operating activities            8,026                  5,211
                                                                 -------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                      (224,413)                   -
      Capital expenditures(3,920)                                  (1,750)
      Proceeds from sales of property, plant and equipment            -                      346

               Net cash used in investing activities             (228,333)                (1,404)
                                                                 -------------------------------

Cash flows from financing activities:
      Payments of long-term debt                                  (20,697)                  (171)
      Proceeds from issuance of long-term debt                    216,600                    -
      Proceeds from capital contribution                           35,000                    231
      Payments of deferred debt issuance costs                     (6,446)                  (127)
                                                                 -------------------------------

               Net cash provided by (used in) financing
                 activities                                       224,457                    (67)
                                                                 -------------------------------

               Increase in cash and cash equivalents                4,150                  3,740

Cash and cash equivalents at beginning of period                      599                    691
                                                                 -------------------------------

Cash and cash equivalents at end of period                       $  4,749                $ 4,431
                                                                 ===============================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 3, 1999 and the results of their operations and their cash flow for the thirteen and twenty-six week periods ended July 3, 1999 and July 4, 1998.

         The results of operations for the thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual report on Form 10-K filed with the Securities and Exchange Commission.

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

         Acquisitions and Financing

         On February 5, 1999, the Company acquired certain assets of the Polaner Brand and related brands (collectively, "Polaner") from International Home Foods, Inc. ("IHF"), for approximately $30,574, including transaction costs ("Polaner Brands Acquisition"). Financing for the Polaner Brands Acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's $50,000 Credit Facility (the "Credit Facility").

         On March 15, 1999, the Company acquired the assets and stock of the Heritage Portfolio of Brands ("Heritage") from Pillsbury, Inc. for approximately $193,839, including transaction costs ("Heritage Brands Acquisition"). In connection with this transaction, the Company entered into a $280,000 senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year term loan facility ("Term Loan A") and a $150,000 seven-year term loan facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), were used to fund the Heritage Brands Acquisition and

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

         (Continued)

         refinance borrowings under the Company's Credit Facility which had been used for the Polaner Brands Acquisition and the prior year acquisition of Maple Grove Farms of Vermont, Inc. and affiliated companies ("Maple Grove Acquisition").

         The above acquisitions have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the above acquisitions are being amortized over 40, and 31-32 years, respectively.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 presents the operations of the Company as if the Polaner Brands Acquisition, the Heritage Brands Acquisition, and the Maple Grove Acquisition had occurred at the beginning of the periods presented. In addition to including the results of operations of the aforementioned entities, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                        Thirteen Weeks Ended          Twenty-six Weeks Ended
                     July 3, 1999   July 4, 1998   July 3, 1999     July 4, 1998
                     ------------   ------------   ------------     ------------
         Net sales   $ 97,620         $ 92,704       $180,089         $173,814
         Net income     1,930            2,332          3,966            4,373

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories consist of the following:

                                       July 3, 1999      January 2, 1999
                                       ------------      ---------------

         Raw materials and packaging   $   18,349         $    10,337
         Work in process                    1,933               2,862
         Finished goods                    44,262              26,565
                                       ----------         -----------

                                       $   64,544         $    39,764
                                       ==========         ===========

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(continued)

(4)      Debt

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used (i) to repay the outstanding balances, together with accrued and unpaid interest, on the Company's $50,000 Credit Facility and the Company's $23,000 of 12% Senior Subordinated Notes issued as bridge financing for the Company's June 17, 1997 acquisition of certain brands from Nabisco, Inc., (ii) to finance the Company's August 15, 1997 acquisition of JEM Brands, Inc., the holding company of Trappey's Fine Foods, Inc., (iii) to pay certain related fees and expenses and (iv) for general corporate purposes.

         As part of the registration rights agreement dated August 11, 1997 entered into with the initial purchasers of the Notes, the Company agreed to offer to exchange an aggregate principal amount of up to $120,000 of its 9.625% Senior Subordinated Notes due 2007 (the "New Notes") for a like principal amount of the Notes outstanding (the "Exchange Offer").

         The terms of the New Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on February 6, 1998.

         On March 15, 1999, the Company entered into a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's Credit Facility which had been used for the Polaner Brands Acquisition and the Maple Grove Acquisition. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate plus an applicable margin, as defined, or the eurodollar rate plus an applicable margin, as defined. The Senior Secured Credit Facility is secured by substantially all of the Company's assets and stock. The Senior Secured Credit Facility also contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends, and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditures, a minimum interest and fixed charge ratio, and a maximum senior leverage ratio, each ratio as defined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

13 week period ended July 3, 1999 compared to 13 week period ended July 4, 1998.

         Net Sales. Net sales increased $55.0 million or 129.0% to $97.6 million for the thirteen week period ended July 3, 1999 (the "1999 Quarterly Period") from $42.6 million for the thirteen week period ended July 4, 1998 (the "1998 Quarterly Period"). The net sales increase included $52.7 million of sales from Maple Grove, Polaner and Heritage. Sales of B&G Pickle and Pepper products increased $1.1 million or 7.0% and Regina sales increased $0.7 million or 21.3%. All other brands increased $0.5 million or 1.1%.

         Gross Profit. Gross profit increased by $30.0 million or 180.5% to $46.6 million for the 1999 Quarterly Period from $16.6 million for the 1998 Quarterly Period. Gross profit as a percentage of net sales increased to 47.8% in the 1999 Quarterly Period from 39.0% in the 1998 Quarterly Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of Polaner and Heritage products, coupled with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $19.1 million or 170.2% to $30.3 million in the 1999 Quarterly Period from $11.2 million in the 1998 Quarterly Period. Such expenses as a percentage of net sales increased to 31.1% in the 1999 Quarterly Period from 26.3% in the 1998 Quarterly Period due primarily to the Maple Grove, Polaner and Heritage acquisitions. These acquisitions accounted for $16.5 million of the increase. In addition, promotional spending increased by $1.4 million on B&G Pickle and Pepper products and $0.5 million on Burns & Ricker Snack Food products. All other brands accounted for the remaining $0.7 million.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $3.1 million or 228.8% to $4.5 million for the 1999 Quarterly Period from $1.4 million for the 1998 Quarterly Period, primarily due to increased operating expenses and amortization of intangibles associated with the Maple Grove, Polaner and Heritage acquisitions.

         Operating Income. As a result of the foregoing, operating income increased by $7.8 million or 192.6% to $11.8 million in the 1999 Quarterly
Period from $4.0 million in the 1998 Quarterly Period. Operating income expressed as a percentage of net sales increased to 12.1% in the 1999 Quarterly Period from 9.5% in the 1998 Quarterly Period.

         Interest Expense. Interest expense increased $4.8 million to $8.0 million for the 1999 Quarterly Period from $3.2 million in the 1998 Quarterly Period as a result of the additional debt incurred by the Company to fund the Maple Grove, Polaner and Heritage acquisitions.

         Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The

Company's EBITDA from continuing operations for the thirteen weeks ended July 3, 1999 and July 4, 1998 is calculated as follows:

                                                        Thirteen weeks ended
                                                   July 3, 1999     July 4, 1998
                                                   ------------     ------------

Net income                                           $  1,930          $   433
Depreciation and amortization                           4,590            1,673
Income tax expense                                      1,854              422
Interest expense                                        8,019            3,179
                                                     --------          -------
   EBITDA                                            $ 16,393          $ 5,707
                                                     ========          =======

26 week period ended July 3, 1999 compared to 26 week period ended July 4, 1998.

         Net Sales. Net sales increased $73.1 million or 90.2% to $154.1 million for the twenty-six week period ended July 3, 1999 (the "1999 Year-to-Date Period") from $81.0 million for the twenty-six week period ended July 4, 1998 (the "1998 Year-to-Date Period"). The net sales increase included $70.9 million of sales from Maple Grove, Polaner and Heritage. Sales of Regina products increased $0.9 million or 14.1%, B&G Pickle and Pepper products increased $0.8 million or 2.7% and Trappey's products increased $0.6 million or 7.1%. All other brands decreased $0.1 million or 0.2%.

         Gross Profit. Gross profit increased by $38.8 million or 123.1% to $70.4 million for the 1999 Year-to-Date Period from $31.6 million for the 1998 Year-to-Date Period. Gross profit as a percentage of net sales increased to 45.7% in the 1999 Year-to-Date Period from 38.9% in the 1998 Year-to-Date Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of Polaner and Heritage products, along with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $25.3 million or 115.4% to $47.3 million in the 1999 Year-to-Date Period from $22.0 million in the 1998 Year-to-Date Period. Such expenses as a percentage of net sales increased to 30.7% in the 1999 Year-to-Date Period from 27.1% in the 1998 Year-to-Date Period due primarily to the Maple Grove, Polaner and Heritage acquisitions. These acquisitions accounted for $23.4 million of the increase. In addition, promotional spending increased by $1.9 million on B&G Pickle and Pepper products, $0.6 million on Trappey products and $0.5 million on Burns & Ricker Snack Food products offset by savings of $1.1 million in overall distribution costs.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $4.2 million or 150.0% to $7.0 million for the 1999 Year-to-Date Period from $2.8 million for the 1998 Year-to-Date Period, primarily due to increased operating expenses and amortization of intangibles associated with the Maple Grove, Polaner and Heritage acquisitions.

         Operating Income. As a result of the foregoing, operating income increased by $9.3 million or 137.2% to $16.1 million in the 1999 Year-to-Date Period from $6.8 million in the 1998 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 10.5% in the 1999 Year-to-Date Period from 8.4% in the 1998 Year-to-Date Period.

         Interest  Expense.  Interest  expense  increased  $6.7 million to $13.1 million for the 1999 Year-to-Date Period from $6.4 million in the 1998 Year-to-Date Period as a result of the additional debt incurred by the Company to fund the Maple Grove, Polaner and Heritage acquisitions.

         Because of the highly leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the twenty-six weeks ended July 3, 1999 and July 4, 1998 is calculated as follows:

                                                      Twenty-six weeks ended
                                                   July 3, 1999     July 4, 1998
                                                   ------------     ------------

Net income                                          $   1,555         $    197
Depreciation and amortization                           7,040            3,325
Income tax expense                                      1,494              189
Interest expense                                       13,080            6,414
                                                     --------         --------
   EBITDA                                            $ 23,169         $ 10,125
                                                     ========         ========

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $2.8 million to $8.0 million for the 1999 Year-to-Date Period from $5.2 million in the 1998 Year-to-Date Period. This increase is primarily due to an increase in net income of $1.4 million to $1.6 million in the 1999 Year-to-Date Period from $0.2 million in the 1998 Year-to-Date Period. Working capital at July 3, 1999 was $63.0 million, an increase of $32.4 million over working capital at January 2, 1999 of $30.6 million.

         Net cash used in investing activities for the 1999 Year-to-Date Period was $228.3 million as compared to $1.4 million for the 1998 Year-to-Date Period. The change primarily relates to the Polaner and Heritage acquisitions for $30.6 million and $193.8 million, respectively, in the 1999 Year-to-Date Period.
Capital expenditures during the 1999 Year-to-Date Period of $3.9 million included purchases of manufacturing and computer equipment and were $2.2 million above $1.7 million for the 1998 Year-to-Date Period.

         Net cash provided by financing activities for the 1999 Year-to-Date Period was $224.5 million as compared to net cash used in financing activities of $0.1 million for the 1998 Year-to-Date Period. The change relates primarily to the proceeds from the issuance of long-term debt and equity in the 1999 Year-to-Date Period to finance the Polaner and Heritage acquisitions.

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

Future Capital Needs

         The Company is highly leveraged. On July 3, 1999, the Company's total long-term debt (including current installments) and stockholder's equity was $340.6 million and $57.4 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility of approximately $60.0 million at July 3, 1999, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Seasonality

Sales of a number of the Company's products tend to be seasonal. The Company purchases most of the produce used to make B&G Pickle and Pepper Products during the period from May to October and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 requiring implementation for all quarters of all fiscal years beginning after June 15, 2000. These Statements should have no impact on the Company's consolidated financial statements.

Year 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company, as well as for the government and most other companies. The Company is executing its plan to assess its state of readiness for Y2K, to remediate those systems that are non-compliant and to assure that material third parties will be Y2K compliant.

The Company has assessed its mainframe, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes that approximately 90% of the critical IT systems and non-IT systems have been remediated. Those critical systems not yet remediated are expected to be remediated by November 15, 1999. With respect to the Company's non-critical IT and non-IT systems, management believes that approximately 75% of such systems have been remediated and expects the remaining systems to be remediated by November 30, 1999.

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

The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.

The Company is finalizing a contingency plan for areas that might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business. This could have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of July 3, 1999, the Company's only variable rate borrowings were under the Term Loan Facilities that bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at July 3, 1999, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation that could have a material impact on its financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

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

         Exhibit 10.1                       Revolving Credit Agreement, dated as of March 15, 1999 among B&G
                                            Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as
                                            Arranger, The Bank of New York, as Documentation Agent, Heller
                                            Financial, Inc., as Co-Documentation Agent, and Lehman Commercial
                                            Paper Inc. as Syndication Agent and Administrative Agent (filed as
                                            Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated by reference).


         Exhibit 10.2                       Term Loan Agreement, dated as of March 15, 1999, among B&G Foods
                                            Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger,
                                            The Bank of New York, as Documentation Agent, Heller Financial, Inc.,
                                            as Co-Documentation  Agent, and Lehman Commercial Paper, Inc., as
                                            Syndication Agent and Administrative Agent (filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated by reference).

         Exhibit 10.3                       Guarantee and Collateral Agreement, dated as of March 15, 1999, by
                                            B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as
                                            Administrative Agent (filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated by reference)

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


(b)      Reports on Form 8-K

         Form 8-K/A filed April 21, 1999
         Form 8-K/A filed April 22, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 6, 1999                     B&G FOODS, INC.




                                            By:   /s/ Robert C. Cantwell
                                                  ------------------------------
                                                  Robert C. Cantwell
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer and
                                                  Authorized Officer)

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

Exhibit 2.2                                 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods,
                                            Inc. and M. Polaner, Inc. (filed as an exhibit to the Company's
                                            Report on Form 8-K filed February 19, and incorporated by reference).

Exhibit 10.1                                Revolving Credit Agreement dated as of March 15, 1999 among B&G Foods
                                            Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, the Bank of New York, as Documentation Agent, Heller Financial, Inc.,
                                            as Co-Documentation Agent, and Lehman Commercial Paper Inc. as
                                            Syndication Agent and Administrative Agent (filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated by reference).

Exhibit 10.2                                Term Loan Agreement, dated as of March 15, 1999,
                                            among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                                            Inc., as Arranger, The Bank of New York, as Documentation Agent,
                                            Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                                            Commercial Paper, Inc., as Syndication Agent and Administrative Agent
                                            (filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May
                                            17, 1999 and incorporated by reference).

Exhibit 10.3                                Guarantee and Collateral Agreement, dated as of March 15, 1999, by
                                            B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as
                                            Administrative Agent (filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated by reference).

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
