Form 10-Q
period 1999-10-02
B&G FOODS INC
filed 1999-11-08
CIK 1049172

As filed with the Securities and Exchange Commission on November 8, 1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



    (Mark one)    Quarterly Report Pursuant to Section 13 or 15(d)
      [X]             of the Securities Exchange Act of 1934

                 For the quarterly period ended October 2, 1999

                                       or


                Transition Report Pursuant to Section 13 or 15(d)
      [ ]            of the Securities Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

                        Commission file number 333-39813



                                 B&G FOODS, INC.

             (Exact name of Registrant as specified in its charter)

              Delaware
      (State or other jurisdiction of                   13-3916496
       incorporation or organization)      (I.R.S. Employer Identification No.)

  4 Gatehall Drive, Suite 110, Parsippany, New Jersey                07054
       (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (973) 401-6500


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 2, 1999, there was 1 share of the registrant's common stock, $.01 par value, outstanding, which was owned by an affiliate of the registrant.

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

         Item 3.    Defaults Upon Senior Securities...........................12

         Item 4.    Submission of Matters to a Vote of Security Holders.......12

         Item 5.    Other Information.........................................12

         Item 6.    Exhibits and Reports on Form 8-K..........................12
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................16


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)



                   Assets                                       October 2, 1999        January 2, 1999
                   ------                                       ---------------        ---------------
                                                                     (Unaudited)

Current assets:
      Cash and cash equivalents                                  $         1,280   $          599
      Trade accounts receivable, net                                      27,021           15,656
      Inventories                                                         75,001           39,764
      Prepaid expenses                                                     2,310            1,646
      Deferred income taxes                                                2,938            2,938
                                                                ---------------------------------
           Total current assets                                          108,550           60,603

Property, plant and equipment, net                                        42,305           26,486
Intangible assets, net                                                   312,579          119,542
Other assets                                                              10,720            5,242
                                                                ---------------------------------

                                                                $        474,154   $      211,873
                                                                =================================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                    $          7,848   $        1,431
      Trade accounts payable                                              25,895           17,508
      Accrued expenses                                                    11,254           10,335
      Due to related parties                                                  83              705
                                                                ---------------------------------
           Total current liabilities                                      45,080           29,979

Long-term debt                                                           336,745          143,265
Deferred income taxes                                                     34,451           17,809
Other liabilities                                                             27                0
                                                                ---------------------------------
           Total liabilities                                             416,303          191,053

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,342           21,342
Retained earnings (accumulated deficit)                                    1,509             (522)
                                                                ----------------------------------
           Total stockholder's equity                                     57,851           20,820
                                                                ----------------------------------

                                                                $        474,154   $      211,873
                                                                =================================


                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                October 2, 1999  October 3, 1998   October 2, 1999  October 3, 1998
                                                ---------------  ---------------   ---------------  ---------------

Net sales                                           $   87,552        $   46,477     $    241,652       $  127,508
Cost of goods sold                                      45,396            28,355          129,072           77,826
                                                    ----------------------------     -----------------------------

           Gross profit                                 42,156            18,122          112,580           49,682

Sales, marketing, and distribution expenses             29,282            12,430           76,598           34,398
General and administrative expenses                      3,722             1,499           10,503            4,166
Management fees-related party                              127                62              325              187
                                                    ----------------------------     -----------------------------

           Operating income                              9,025             4,131           25,154           10,931

Other expense:
      Interest expense-related parties                       0                18               15               49
      Interest expense                                   8,107             3,661           21,172           10,044
                                                    ----------------------------     -----------------------------

           Income before income tax expense                918               452            3,967              838

Income tax expense                                         442               228            1,936              417
                                                   -----------------------------     -----------------------------

           Net income                              $       476        $      224     $      2,031      $       421
                                                   =============================     =============================

                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                                         Thirty-nine Weeks Ended
                                                               October 2, 1999         October 3, 1998
                                                               --------------          ---------------
Cash flows from operating activities
      Net income                                                 $  2,031             $       421
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                           11,452                   5,118
           Deferred income tax benefit                              1,936                     430
           Amortization of deferred debt issuance costs             1,011                     466
           Changes in assets and liabilities, net of effects of
               businesses acquired:
               Trade accounts receivable                          (11,365)                  1,639
               Inventories                                         (8,114)                     83
               Prepaid expenses                                      (664)                   (264)
               Other assets                                           (43)                     13
               Trade accounts payable                               8,387                   1,632
               Accrued expenses                                    (1,953)                 (6,130)
               Due to related parties                                (622)                    562
               Other liabilities                                       27                      -
                                                                ---------------------------------

               Net cash provided by operating activities            2,083                   3,970
                                                                ---------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                      (224,532)                (32,622)
      Capital expenditures                                         (4,678)                 (2,581)
      Proceeds from sales of property, plant and equipment           -                        396
                                                                ----------------------------------
               Net cash used in investing activities             (229,210)                (34,807)
                                                                ----------------------------------

Cash flows from financing activities:
      Payments of long-term debt                                  (20,746)                   (320)
      Proceeds from issuance of long-term debt                    220,000                  30,344
      Proceeds from capital contribution                           35,000                   1,231
      Payments of deferred debt issuance costs                     (6,446)                   (127)
                                                                ----------------------------------

               Net cash provided by financing
                 activities                                       227,808                  31,128
                                                                ---------------------------------

               Increase in cash and cash equivalents                  681                     291

Cash and cash equivalents at beginning of period                      599                     691
                                                                ---------------------------------

Cash and cash equivalents at end of period                       $  1,280             $       982
                                                                =================================


                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 2, 1999 and the results of their operations and their cash flow for the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998.

         The results of operations for the thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Nature of Operations and Business Acquisitions

         Nature of Operations

         The Company operates in one industry segment; the manufacturing, marketing and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, bagel chips and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-door sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

         On March 15, 1999, the Company acquired the assets and stock of the Heritage Portfolio of Brands ("Heritage") from Pillsbury, Inc. for approximately $193,958, including transaction costs ("Heritage Brands Acquisition"). In connection with this transaction, the Company entered into a $280,000 senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year term loan facility ("Term Loan A") and a $150,000 seven-year term loan facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), were used to fund the Heritage Brands Acquisition and

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

         (Continued)

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

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998 presents the operations of the Company as if the Polaner Brands Acquisition, the Heritage Brands Acquisition, and the Maple Grove Acquisition had occurred at the beginning of the periods presented. In addition to including the results of operations of the aforementioned entities, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. The thirteen-weeks ended October 2, 1999 results are not presented since such actual results are included in the accompanying financial statements for the entire period.

                       Thirteen Weeks Ended         Thirty-nine Weeks Ended
                         October 3, 1998       October 2, 1999   October 3, 1998
                       --------------------    ---------------   ---------------
         Net sales     $   87,245                $    267,641      $  261,059
         Net income         2,195                       4,442           6,568

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories consist of the following:

                                           October 2, 1999    January 2, 1999
                                           ---------------    ---------------

         Raw materials and packaging        $      19,462      $      10,337
         Work in process                            2,618              2,862
         Finished goods                            52,921             26,565
                                            -------------      -------------
                                            $      75,001      $      39,764
                                            =============      =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended October 2, 1999 compared to 13 week period ended October 3, 1998.

         Net Sales. Net sales increased $41.1 million or 88.4% to $87.6 million for the thirteen week period ended October 2, 1999 (the "1999 Quarterly Period") from $46.5 million for the thirteen week period ended October 3, 1998 (the "1998 Quarterly Period"). The net sales increase included $40.3 million of sales from Maple Grove, Polaner and Heritage. Regina sales increased $1.1 million or 34.8%. All other brands decreased $0.3 million or 0.5%.

         Gross Profit. Gross profit increased by $24.0 million or 132.6% to $42.2 million for the 1999 Quarterly Period from $18.1 million for the 1998 Quarterly Period. Gross profit as a percentage of net sales increased to 48.1% in the 1999 Quarterly Period from 39.0% in the 1998 Quarterly Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of Polaner and Heritage products, coupled with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $16.9 million or 135.6% to $29.3 million in the 1999 Quarterly Period from $12.4 million in the 1998 Quarterly Period. Such expenses as a percentage of net sales increased to 33.4% in the 1999 Quarterly Period from 26.7% in the 1998 Quarterly Period due primarily to the Maple Grove, Polaner and Heritage acquisitions. These acquisitions accounted for $16.5 million of the increase. In addition, promotional spending increased $0.6 million on Regina products and $0.4 million on B&G Pickle and Pepper products. All other brands accounted for the remaining $0.6 million decrease.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $2.3 million or 146.6% to $3.8 million for the 1999 Quarterly Period from $1.6 million for the 1998 Quarterly Period, primarily due to increased operating expenses of $0.4 million and amortization of intangibles of $1.9 million associated with the Maple Grove, Polaner and Heritage acquisitions.

         Operating Income. As a result of the foregoing, operating income increased by $4.9 million or 118.5% to $9.0 million in the 1999 Quarterly Period from $4.1 million in the 1998 Quarterly Period. Operating income expressed as a percentage of net sales increased to 10.3% in the 1999 Quarterly Period from 8.9% in the 1998 Quarterly Period.

         Interest Expense. Interest expense increased $4.4 million to $8.1 million for the 1999 Quarterly Period from $3.7 million in the 1998 Quarterly Period as a result of the additional debt incurred by the Company to fund the Maple Grove, Polaner and Heritage acquisitions.

         Income Tax Expense. Income tax expense for the 1999 Quarterly Period was $0.4 million as compared with $0.2 million in the 1998 Quarterly Period. The Company's effective tax rate for the 1999 Quarterly Period was 48.1% as compared with 50.4% in the 1998 Quarterly Period.

         Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the thirteen weeks ended October 2, 1999 and October 3, 1998 is calculated as follows (dollars in thousands):

                                              Thirteen weeks ended
                                        October 2, 1999     October 3, 1998
                                        ----------------    ---------------

Net income                                 $     476          $     224
Depreciation and amortization                  4,412              1,793
Income tax expense                               442                228
Interest expense                               8,107              3,679
                                           ---------          ---------
   EBITDA                                  $  13,437          $   5,924
                                           =========          =========


39 week period ended October 2, 1999 compared to 39 week period ended October 3, 1998.

         Net Sales. Net sales increased $114.1 million or 89.5% to $241.7 million for the thirty-nine week period ended October 2, 1999 (the "1999 Year-to-Date Period") from $127.5 million for the thirty-nine week period ended October 3, 1998 (the "1998 Year-to-Date Period"). The net sales increase included $111.2 million of sales from Maple Grove, Polaner and Heritage. Sales of Regina products increased $2.0 million or 20.9%, B&G Pickle and Pepper products increased $0.4 million or 1.0% and Trappey's products increased $0.4 million or 3.3%. All other brands increased $0.1 million or 0.2%.

         Gross Profit. Gross profit increased by $62.9 million or 126.6% to $112.6 million for the 1999 Year-to-Date Period from $49.7 million for the 1998 Year-to-Date Period. Gross profit as a percentage of net sales increased to 46.6% in the 1999 Year-to-Date Period from 39.0% in the 1998 Year-to-Date Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of Polaner and Heritage products, along with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $42.2 million or 122.7% to $76.6 million in the 1999 Year-to-Date Period from $34.4 million in the 1998 Year-to-Date Period. Such expenses as a percentage of net sales increased to 31.7% in the 1999 Year-to-Date Period from 27.0% in the 1998 Year-to-Date Period due primarily to the Maple Grove, Polaner and Heritage acquisitions. These acquisitions accounted for $39.9 million of the increase. In addition, promotional spending increased by $2.3 million on B&G Pickle and Pepper products and $1.8 million on all other brands. They were offset by savings of $1.4 million in overall distribution costs and $0.4 million in other selling and marketing costs.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased by $6.5 million or 148.7% to $10.8 million for the 1999 Year-to-Date Period from $4.4 million for the 1998 Year-to-Date Period, primarily due to increased operating expenses of $1.9 million and amortization of intangibles of $4.6 million associated with the Maple Grove, Polaner and Heritage acquisitions.

         Operating Income. As a result of the foregoing, operating income increased by $14.2 million or 130.1% to $25.2 million in the 1999 Year-to-Date Period from $10.9 million in the 1998 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 10.4% in the 1999 Year-to-Date Period from 8.6% in the 1998 Year-to-Date Period.

         Interest Expense. Interest expense increased $11.1 million to $21.2 million for the 1999 Year-to-Date Period from $10.1 million in the 1998 Year-to-Date Period as a result of the additional debt incurred by the Company to fund the Maple Grove, Polaner and Heritage acquisitions.

         Income Tax Expense. Income tax expense for the 1999 Year-to-Date Period was $1.9 million as compared with $0.4 million in the 1998 Year-to-Date Period. The Company's effective tax rate for the 1999 Year-to-Date Period was 48.8% as compared with 49.8% in the 1998 Year-to-Date Period.

         Because of the highly leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the thirty-nine weeks ended October 2, 1999 and October 3, 1998 is calculated as follows (dollars in thoudands):

                                           Thirty-nine weeks ended
                                     October 2, 1999        October 3, 1998
                                     ---------------        ---------------

Net income                             $   2,031               $     421
Depreciation and amortization             11,452                   5,118
Income tax expense                         1,936                     417
Interest expense                          21,187                  10,093
                                       ---------               ---------
   EBITDA                              $  36,606               $  16,049
                                       =========               =========


Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities decreased $1.9 million to $2.1 million for the 1999 Year-to-Date Period from $4.0 million in the 1998 Year-to-Date Period. The change relates primarily to the Heritage and Polaner acquisitions coupled with some increases in receivables in relation to sales. Working capital at October 2, 1999 was $63.5 million, an increase of $32.8 million over working capital at January 2, 1999 of $30.6 million.

         Net cash used in investing activities for the 1999 Year-to-Date Period was $229.2 million as compared to $34.8 million for the 1998 Year-to-Date Period. The change primarily relates to the Polaner and Heritage acquisitions for $30.6 million and $194.0 million, respectively, in the 1999 Year-to-Date Period. Capital expenditures during the 1999 Year-to-Date Period of $4.7 million included purchases of manufacturing and computer equipment and were $2.1 million above the $2.6 million for the 1998 Year-to-Date Period.

         Net cash provided by financing activities for the 1999 Year-to-Date Period was $227.8 million as compared to $31.1 million for the 1998 Year-to-Date Period. The change relates primarily to the proceeds from the issuance of long-term debt and equity in the 1999 Year-to-Date Period to finance the Polaner and Heritage acquisitions.

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

Future Capital Needs

         The Company is highly leveraged. On October 2, 1999, the Company's total long-term debt (including current installments) and stockholder's equity was $344.6 million and $57.9 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility of approximately $56.5 million at October 2, 1999, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Seasonality

Sales of a number of the Company's products tend to be seasonal. The Company purchases most of the produce used to make B&G Pickle and Pepper Products during the period from May to October and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 requiring implementation for all quarters of all fiscal years beginning after June 15, 2000. These Statements should have no material impact on the Company's consolidated financial statements.

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

The Company has assessed its mainframe, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes that approximately 90% of the critical IT systems and non-IT systems have been remediated. Those critical systems not yet remediated are expected to be remediated by November 30, 1999. With respect to the Company's non-critical IT and non-IT systems, management believes that approximately 85% of such systems have been remediated and expects the remaining systems to be remediated by November 30, 1999.

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

The Company is finalizing a contingency plan for areas that might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business. This could have a material adverse effect on the consolidated results of operations or financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of October 2, 1999, the Company's only variable rate borrowings were under the Term Loan Facilities that bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at October 2, 1999, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation that could have a material impact on its consolidated financial position, results of operations or liquidity.

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

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 8, 1999        B&G FOODS, INC.




                         By:  /s/ Robert C. Cantwell
                            ------------------------
                            Robert C. Cantwell
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and
                             Authorized Officer)

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