Form 10-K
period 2000-01-01
B&G FOODS INC
filed 2000-03-03
CIK 1049172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000
                                              ---------------

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

       Registrant's telephone number, including area code: (973) 401-6500 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

         As of March 2, 2000, B&G Foods, Inc. had one share of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                     PART I


ITEM 1.  BUSINESS

I.       Company Overview

     B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") currently manufacture, market and distribute a diversified portfolio of shelf-stable branded food products. Some of the products manufactured and distributed by the Company include Bloch & Guggenheimer pickles and peppers, Burns & Ricker and New York Style bagel chips, Regina vinegars, Polaner fruit spreads, preserves and wet spices, B&M baked beans, Underwood meat spreads, Ac'cent flavor enhancer, Las Palmas enchilada sauce and Joan of Arc dry canned beans.

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

     On August 15, 1997, through a subsidiary, the Company acquired from E. McIlhenny's Son Corporation all of the outstanding capital stock of JEM Brands, Inc. ("JEM") (the "Trappey's Acquisition"), the holding company of Trappey's Fine Foods, Inc. (together with JEM, "Trappey's").

     On July 17, 1998, through a subsidiary, the Company acquired all of the outstanding capital stock of Maple Grove Farms of Vermont, Inc. and related entities (the "Maple Grove Acquisition") from certain individual investors. The Maple Grove Acquisition included the Maple Grove Farms of Vermont and UpCountry Naturals labels of pure maple syrup.

     On February 5, 1999, the Company acquired certain assets of the Polaner and related brands (collectively, "Polaner") from International Home Foods, Inc. ("IHF") and M. Polaner, Inc. (the "Polaner Acquisition"). Prior to the consummation of the Polaner Acquisition, the Company had been the exclusive manufacturer, or "co-packer," of the Polaner products for IHF, and had distributed the Polaner products regionally under co-packing and distribution contracts that were terminated upon consummation of the Polaner Acquisition. See "--Co-Packing."

     On March 15, 1999, through a subsidiary, the Company acquired the assets of The Heritage Portfolio of Brands from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. (the "Heritage Brands Acquisition"). The Heritage Portfolio of Brands include Underwood meat spreads, B&M baked beans, Ac'cent flavor enhancer, Sa-son Ac'cent flavor enhancer,

Las Palmas Mexican sauces and food products and Joan of Arc dry bean products businesses.

     The Company is wholly-owned by B&G Foods Holdings Corp. ("Holdings"), which in turn is owned by BRS and its affiliates, and members of the Company's management and board of directors. See "Security Ownership of Certain Beneficial Owners and Management." The Company maintains its corporate headquarters at 4 Gatehall Drive, Suite 110, Parsippany, New Jersey 07054.

II.      Products and Markets

     The Company manufactures, markets and distributes a diversified portfolio of shelf-stable branded products with leading regional or national market positions. Set forth below is a brief description of the Company's products:

B&G Pickles & Peppers

     The Company manufactures and distributes shelf-stable pickles, relishes, peppers, olives and other related specialty items ("Pickles & Peppers") primarily under the B&G and Bloch & Guggenheimer brand names. The Company's Pickles & Peppers have strong sales in the New York area, and the Company believes they are the leading brand of shelf-stable pickles sold in the New York metropolitan area.

     The Company positions its Pickles & Peppers as a quality, competitively priced product. The Company currently offers 77 distinct pickle products and 41 distinct pepper products. Nationally, pepper products have enjoyed modest sales growth over the past five years driven by changes in consumer trends and eating styles.

Trappey's Peppers and Sauces

     Trappey's products fall into two major categories, shelf-stable peppers and hot sauces. Trappey's, founded in 1898, was one of the first packers of pepper hot sauce and the first to process peppers for pickling. Since its inception, Trappey's has introduced many new products including Red Devil branded hot sauce, Trappey's brand peppers, Torrido brand chili peppers and Italian peperoncini peppers under the Dulcito brand.

Burns & Ricker Baked Snack Foods

     The Company manufactures, markets and distributes bagel chips, snack mixes and other baked specialty products ("Baked Snack Foods") primarily under the Burns & Ricker and New York Style brands. Presently, the Burns & Ricker and New York Style brands are the leading national brands of bagel chips.

     Management believes that a key to growth in the highly competitive snack foods market is the continual introduction of new products. The Company has successfully introduced additional bagel chip flavors, snack mixes and the Regina Panetini line of light Italian toasts. Management believes that these initiatives will enable the Company to diversify and expand its snack food business.

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

Polaner Fruit Spreads, Preserves and Wet Spices

     The Company manufactures, markets and distributes the Polaner brand, which is comprised of a broad array of fruit-based spreads as well as packed wet spices such as bottled chopped garlic and basil. Polaner All-Fruit is the leading national brand of fruit-juice sweetened fruit spread. The Polaner products are manufactured by the Company at its facilities in Roseland, New Jersey. The Company believes that the brand can be grown through focused marketing efforts and new product introductions.

B&M Baked Beans

     B&M is the original brand of brick-oven baked beans, having been produced since 1927. The B&M line includes a variety of baked beans, brown bread (a dense, traditional New England bread baked in the can), and also the Friends brand of baked beans. To further increase the brand's image, B&M has been re-staged with a re-styled label and a re-formulated recipe.

Underwood Meat Spreads

     The Underwood brand markets meat spreads of several types, including deviled ham, chicken and roast beef. Management believes that Underwood products are unique because of their spreadable consistency, with no competitors offering directly comparable products. Liver pate and sardines are also marketed under the Underwood label. Granted in 1870, "Underwood Devil" is the oldest registered food trademark in the U.S.

Ac'cent / Sa-son Flavor Enhancer

     Ac'cent was introduced in 1947 as a flavor enhancer for meat preparation. The product is an all-natural flavor enhancer primarily used on beef, poultry, fish and vegetables. The brand is regionally strongest on the East Coast and is marketed in the United States under the Ac'cent and the Ac'cent/Sa-son labels.

Las Palmas Sauces and Food Products

     Las Palmas, started in 1923, is a leading provider of enchilada sauce in the authentic Mexican foods segment. Besides enchilada sauce, the Las Palmas brand is used in other canned products, including jalapenos, green chilies and crushed tomatillo.

Joan of Arc Bean Products

     The Joan of Arc label is used in a full range of dry canned beans packed in salt water. The best selling products under this label are kidney and chili beans.

III.     Co-Packing

     The Company manufactures and packages food products for third parties under other brand names, an industry practice commonly known as "co-packing." During fiscal 1998, fiscal 1997 and prior to the Polaner Acquisition in 1999, the Company had two co-packing contracts with IHF pursuant to which the Company manufactured for IHF the Polaner lines of fruit spreads, preserves and wet spices. In addition, the Company had a third contract with IHF under which the Company distributed the Polaner lines of fruit spreads, preserves and wet spices in the New York metropolitan area. The IHF contracts, in the aggregate, accounted for $36.9 million and $46.2 million, or 20.5% and 30.5%, of the Company's net sales for fiscal 1998 and fiscal 1997, respectively. These contracts were terminated upon completion of the Polaner Acquisition.

IV.      Distribution & Marketing

     The Company uses several methods to distribute its products on a regional and national basis. The Company distributes its products in the greater New York metropolitan area primarily through its direct-store-organization ("DSO") sales and distribution system. The Company distributes its products nationally through direct sales to supermarket chains, specialty food distributors and direct sales to mass merchants and warehouse clubs.

     The Company's DSO sales and distribution system supports an organization of sales personnel who directly service individual grocery stores with the Company's products. The DSO system relies on account managers to work with buyers at the grocery chain's headquarters level, introducing new products and organizing promotional support for existing product lines, as well as sales personnel to operate at the store level by calling on store and grocery department managers on a weekly basis, writing orders for products, positioning new products and selling product displays to support promotional activity. Products are delivered directly to stores by a fleet of trucks operated by independent owners/operators.

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

     Marketing support for the products distributed through the DSO system consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Trade advertising and coupons supplement this activity. A variety of in-store support vehicles such as hang tags, racks, signs and shipper displays are used by the individual sales personnel to highlight the Company's products. Marketing support on a national basis typically consists of scheduled trade promotions, targeted coupons and cross-promotions with supporting products. Initially, advertising generally has consisted of magazine and trade advertisements, to be supplemented at a later date with television advertising for selected brands.

         The Company did not export a significant amount of any of its products during the 1999 or 1998 fiscal year.

V.       Competition

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

     During the 1999 fiscal year, the Company's most significant competitors for its Pickles & Peppers were Vlasic and Mt. Olive branded products. In addition, J.M. Smucker was and continues to be the main competitor of the Company's fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont line of syrups and salad dressings compete directly with the Camp brand in the pure maple syrup category but, along with the Company's Vermont Maid syrup products, also have a number of competitors in the general pancake syrup market, such as Aunt Jemima, Mrs. Buttersworth and Log Cabin. The B&M Baked Bean products compete with Bush's products. The Company's bagel chips were and continue to be the national market leader and have no one direct competitor.

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

VI.      Customers and Seasonality

     Other than IHF, none of the Company's customers accounted for more than 10% of its net sales in fiscal 1998 or fiscal 1997 and no one customer accounted for more than 10% of net sales in fiscal 1999. The IHF contracts, in the aggregate, accounted for $36.9 million and $46.2 million, or 20.5% and 30.5%, of the Company's net sales for fiscal 1998 and fiscal 1997, respectively.

     Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter.

     The Company purchases most of the produce used to make its Pickles & Peppers during the period from July 1 to October 31, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

VII.     Inflation

     The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

VIII.    Production

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

     The Company currently has agreements for manufacture by third parties of its Regina, Las Palmas, Underwood, Joan of Arc and Vermont Maid products. These co-packing arrangements require the Company to pay a fixed price per unit of the co-packed product, with prices subject to annual adjustments. The Company believes that there are alternative sources of co-packing production readily available for its products.

IX.      Trademarks and Patents

     The Company owns numerous trademarks which are registered in the United States and abroad, including without limitation in Canada, Mexico, the United Kingdom, Puerto Rico, the Dominican Republic, Japan, South Korea, the Philippines and Thailand. As of December 31, 1999, the Company's trademarks included B&G, Bloch & Guggenheimer, Bagel ChipMix, Brer Rabbit, Burns & Ricker, New York Style, Regina, San-Del, Sandwich Toppers, Vermont Maid, Wright's, Joan of Arc, B&M, Friend's, Las Palmas, Ac'cent and Underwood.

     The Company considers its trademarks to be of significant importance to the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

X.       Governmental Regulation

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

     The Company also is subject to the Food, Drug and Cosmetic Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable governmental regulations, although there can be no assurances in this regard.

XI.      Environmental Matters

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

XII.     Employees

     As of January 31, 2000, B&G's workforce consisted of 737 employees. Of that total, 480 employees were engaged in manufacturing, 107 were engaged in marketing and sales, 114 were engaged in distribution and 36 were engaged in administration. Approximately 201 of the Company's 737 employees, as of January 31, 2000, were covered by a collective bargaining agreement. In general, the Company considers its employee and union relations to be good and has not experienced any work stoppages in over 30 years.

ITEM 2.   PROPERTIES

     The Company's plants are generally located near major customer markets and raw materials. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate B&G's planned growth. As of February 29, 2000, the Company operated the manufacturing and warehouse facilities described in the table below.

     Facility Location          Description                          Approximate
                                                                         Sq. Ft.
--------------------------------------------------------------------------------
   Parsippany, NJ             Headquarters                                21,000
   Hurlock, MD*               Manufacturing/Warehouse                    236,000
   Portland, ME*              Manufacturing/Warehouse                    220,000
   New Iberia, LA*            Manufacturing/Warehouse                    158,000
   South Brunswick, NJ        Manufacturing/Warehouse                    144,000
   Roseland, NJ               Manufacturing/Warehouse                    124,000
   St. Johnsbury, VT*         Manufacturing/Warehouse                     92,000
   La Vergne, TN              Distribution Center                        170,000
   Houston, TX                Warehouse                                  104,000
   Hurlock, MD*               Warehouse                                   80,000
   Hurlock, MD                Warehouse                                   66,000
   Hurlock, MD                Warehouse                                   35,000
   St. Evariste, Quebec*      Storage Facility                            60,000
   Sharptown, MD*             Storage facility                             3,000

---------------------------
*Owned.


ITEM 3.   LEGAL PROCEEDINGS

     The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal 1999, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                       Fiscal Year Ended
                                       ----------------------------------------------------------------------------------
                                          Jan. 1,          Jan. 2,         Jan. 3,         Dec. 28,         Dec. 30,
                                            2000            1999             1998            1996             1995
                                        (Successor)      (Successor)     (Successor)     (Predecessor)   (Predecessor)
                                                                                                         ---------------
                                       ----------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Statement of Operations
   Data (1):
Net sales........................        $  336,112      $  179,780       $  151,615      $  129,307       $  112,245
Cost of goods sold...............           180,062         108,186           98,950          91,187           79,293
    Gross profit.................           156,050          71,594           52,665          38,120           32,952
Sales, marketing and distribution
    expenses.....................           107,242          49,430           36,884          28,414           23,863
General and administrative expenses
                                             13,802           5,725            4,688           2,941            2,598
Management fees..................               450             250              250           1,249            1,097
    Operating income.............            34,556          16,189           10,843           5,516            5,394
Interest expense.................            29,874          13,908            9,578           4,649            3,780
    Income before income tax
    ....expense and extraordinary
       item......................             4,682           2,281            1,265             867            1,614
Income tax expense (2)...........             2,429           1,431              833             591              896
    Income before extraordinary
       item......................             2,253             850              432             276              718
Extraordinary item, net of income
    tax benefit (3)..............               --              --            (1,804)            --               --
    Net income (loss)............        $    2,253      $      850       $   (1,372)     $      276       $      718

Balance Sheet Data (at period end) (1):
    Total assets.................        $  477,057      $  211,873       $  180,035      $  103,412       $   82,012
    Long-term debt, including
       current portion...........           340,892         144,696          121,376          53,513           30,163
    Total stockholder's equity...            58,073          20,820           18,628          12,500           29,979

Other Financial Data (1):
    EBITDA (4)...................        $   49,704      $   23,372       $   16,263      $    9,621       $    8,905
======================================


(1) The B&G and B&R Acquisition, the Nabisco Brands Acquisition, the Trappey's Acquisition, the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition were consummated on December 27, 1996, June 17, 1997, August 15, 1997, July 17, 1998, February 5, 1999 and March 15, 1999,
     respectively,   and  were  accounted  for  using  the  purchase  method  of accounting. The selected financial data set forth above as of January 3, 1998, January 2, 1999 and January 1, 2000 (the "Successor") is presented on a consolidated basis. The selected financial data set forth above as of all periods ending on or prior to December 28, 1996 (the "Predecessor") is presented on a combined basis because the Predecessor companies were under common control. As a result of these acquisitions, the selected financial data subsequent to the acquisitions is presented on a different cost basis and uses certain different accounting policies than the selected financial data prior to the acquisitions and, therefore, is not comparable. Further, related party transactions affect the comparability of the selected financial data. Additionally, the comparability of the data presented above is affected by the acquisition by the Predecessor of the New York Style brand in September 1995, which was accounted for using the purchase method of accounting.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The B&G and B&R Acquisition, the Nabisco Brands Acquisition, the Trappey's Acquisition, the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition were consummated on December 27, 1996, June 17, 1997, August 15, 1997, July 17, 1998, February 5, 1999 and March 15, 1999,
respectively. The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's operating results from the dates of acquisition. Operating results for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 are presented on a consolidated basis. Such acquisitions and the application of the purchase method of accounting affect comparability between periods.

I.       Year Ended January 1, 2000 Compared to Year Ended January 2, 1999

A.       Net Sales

     Net sales increased $156.3 million or 87.0% to $336.1 million for the 52 week period ended January 1, 2000 (the "1999 Period") from $179.8 million for the 52 week period ended January 2, 1999 (the "1998 Period"). The net sales increase included $152.9 million in the aggregate of incremental sales due to the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition that did not exist in the prior year before these acquisitions. Sales of Regina, B&G retail Pickles & Peppers, Burns & Ricker Baked Snack Foods and Trappey's products increased $2.3 million, $1.2 million, $0.7 million and $0.6 million, or 17.9%, 3.7%, 2.8% and 3.7%, respectively, from the 1998 Period, largely reflecting a higher unit volume of retail products sales. These sales increases were partially offset by a decrease in sales of $1.5 million or 6.9% of B&G food service sales due to a shortfall in sales to a national sandwich chain. All other brands increased $0.1 million or 1.2%.

B.       Gross Profit

     Gross profit increased $84.5 million or 118.0% to $156.1 million for the 1999 Period from $71.6 million in the 1998 Period. Gross profit expressed as a percentage of net sales increased to 46.4% in the 1999 Period from 39.8% in the 1998 Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of its Polaner and

Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker Baked Snack Foods manufacturing facility.

C.       Sales, Marketing and Distribution Expenses

     Sales, marketing and distribution expenses increased $57.8 million or 117.0% to $107.2 million for the 1999 Period from $49.4 million for the 1998 Period. Such expenses as a percentage of net sales increased to 31.9% in the 1999 Period from 27.5% in the 1998 Period primarily as a result of the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition. These acquisitions accounted for $55.0 million of the increase. In addition, promotional spending for B&G Pickles & Peppers, Burns & Ricker Baked Snack Foods, and Regina brand products increased by $3.8 million in the aggregate and $0.5 for all other brands. All other sales and marketing spending increased $0.3 million, while overall distribution costs decreased by $1.8 million.

D.       General and Administrative Expenses

     General and administrative expenses (including amortization of intangibles and management fees) increased $8.3 million or 138.5% to $14.3 million in the 1999 Period from $6.0 million in the 1998 Period, primarily due to increased operating expenses of $2.3 million and amortization of intangibles of $6.0 million associated with the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition.

E.       Operating Income

     As a result of the foregoing, operating income increased $18.4 million or 113.5% to $34.6 million in the 1999 Period from $16.2 million in the 1998 Period. Operating income expressed as a percentage of net sales increased to 10.3% in the 1999 Period from 9.0% in the 1998 Period.

F.       Interest Expense

     Interest expense increased $16.0 million to $29.9 million in the 1999 Period from $13.9 million in the 1998 Period as a result of the additional debt incurred by the Company to fund the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition.

G.       Income Tax Expense

     Income tax expense increased $1.0 million to $2.4 million in the 1999 Period from $1.4 million in the 1998 Period. The Company's effective tax rate for the 1999 Period was 51.9% as compared with 62.7% for the 1998 Period.

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

EBITDA from continuing operations for the 1999 Period and the 1998 Period is calculated as follows (dollars in thousands):

                                            1999 Period              1998 Period
                                            -----------              -----------

Net income                                  $     2,253              $       850

Depreciation and amortization                    15,148                    7,183

Income tax expense                                2,429                    1,431

Interest expense                                 29,874                   13,908
                                            -----------              -----------

EBITDA                                      $    49,704              $    23,372
                                            ===========              ===========


II.      Year Ended January 2, 1999 Compared to Year Ended January 3, 1998

A.       Net Sales

     Net sales increased $28.2 million or 18.6% to $179.8 million for the 1998 Period from $151.6 million for the 53 week period ended January 3, 1998 (the "1997 Period"). The net sales increase included increases of $19.4 million for Maple Grove, $10.3 million for the Nabisco Brands and $10.2 million for Trappey's. Sales of B&G Pickles & Peppers products increased $0.9 million or 1.7% from the 1997 Period, largely reflecting a higher unit volume of food service products sales. These sales increases were partially offset by a decrease of $9.3 million or 20.1% in sales of co-packed Polaner products to IHF and sales of Polaner products distributed by the Company in the northeastern U.S., and a decrease in sales of $3.3 million or 11.2% of Burns & Ricker Baked Snack Foods products, due primarily to a decline in sales to the deli departments of grocery stores.

B.       Gross Profit

     Gross profit increased $18.9 million or 35.9% to $71.6 million for the 1998 Period from $52.7 million in the 1997 Period. Gross profit expressed as a percentage of net sales increased to 39.8% in the 1998 Period from 34.7% in the 1997 Period. This was due to a favorable shift in the sales mix to higher gross profit margin B&G Pickles & Peppers product sales and from lower gross profit margin Polaner co-packing sales. The co-packing services provided under the IHF contracts are on a significantly lower profit margin level than the Company's base businesses.

C.       Sales, Marketing and Distribution Expenses

     Sales, marketing and distribution expenses increased $12.5 million or 34.0% to $49.4 million for the 1998 Period from $36.9 million for the 1997 Period. Such expenses as a percentage of net sales increased to 27.5% in the 1998 Period from 24.3% in the 1997 Period due primarily to the Maple Grove Acquisition, Nabisco Brands Acquisition and Trappey's Acquisition. These brands accounted for $10.8 million of the increase. In addition, promotional spending increased by $1.2 million on B&G Pickles & Peppers products and $0.7 million on

Burns & Ricker Baked Snack Foods products, which was offset by a decrease in promotional spending of $1.2 million for the Polaner brands. All other sales and marketing expenses increased $0.2 million and overall distribution costs increased $0.8 million.

D.       General and Administrative Expenses

     General and administrative expenses (including amortization of intangibles and management fees) increased $1.0 million or 21.0% to $6.0 million in the 1998 Period from $4.9 million in the 1997 Period, primarily due to increased operating expenses of $0.1 million and amortization of intangibles of $0.9 million associated with the Maple Grove Acquisition, Nabisco Brands Acquisition and Trappey's Acquisition.

E.       Operating Income

     As a result of the foregoing, operating income increased $5.3 million or 49.3% to $16.2 million in the 1998 Period from $10.8 million in the 1997 Period. Operating income expressed as a percentage of net sales increased to 9.0% in the 1998 Period from 7.2% in the 1997 Period.

F.       Interest Expense

     Interest expense increased $4.3 million to $13.9 million in the 1998 Period from $9.6 million in the 1997 Period as a result of the additional debt incurred by the Company to fund the Maple Grove Acquisition.

G.       Income Tax Expense

     Income tax expense for the 1998 Period was $1.4 million as compared with $0.8 million in the 1997 Period. The Company's effective tax rate for the 1998 Period was 62.7% as compared with 65.8% in the 1997 Period.

     Because of the highly leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the 1998 Period and the 1997 Period is calculated as follows (dollars in thousands):

                                           1998 Period               1997 Period
                                           -----------               -----------

Net income (loss)                          $       850               $   (1,372)

Depreciation and amortization                    7,183                    5,420

Income tax expense                               1,431                      833

Interest expense                                13,908                    9,578
                                           -----------               -----------

EBITDA                                     $    23,372               $   14,459
                                           ===========               ===========


III.     Liquidity and Capital Resources

Cash Flows

     Cash provided by operations decreased $0.4 million or 2.8% to $13.2 million in the 1999 Period from $13.6 million in the 1998 Period. This decrease is primarily due to an increase in accounts receivable and inventory offset by an increase in net income, trade accounts payable and accrued expenses. Working capital at January 1, 2000 was $59.4 million, an increase of $28.8 million over working capital at January 2, 1999 of $30.6 million. Cash provided by operations increased $10.2 million or 305.1% to $13.6 million in the 1998 Period from $3.4 million in the 1997 Period. This increase is primarily due to improved working capital management and an increase in net income. Working capital at January 2, 1999 was $30.6 million, an increase of $9.0 million over working capital at January 3, 1998 of $21.6 million.

     Net cash used in investing activities for the 1999 Period was $230.2 million as compared to $37.6 million for the 1998 Period. Investment expenditures during the 1999 Period included $30.6 million for the Polaner Acquisition and $194.1 million for the Heritage Brands Acquisition, while investment expenditures during the 1998 Period consisted primarily of $34.1 million for the Maple Grove Acquisition. Capital expenditures during the 1999 Period of $5.5 million included purchases of manufacturing and computer equipment. Net cash used in investing activities for the 1998 Period was $37.6 million as compared to $70.9 million for the 1997 Period. Investment expenditures during the 1997 Period consisted of a final $4.0 million payment to Specialty Foods for the B&G and B&R Acquisition and an aggregate expenditure of $63.0 million for the Nabisco Brands Acquisition and Trappey's Acquisition. Capital expenditures during the 1998 Period of $3.8 million included purchases of manufacturing and computer equipment.

     Net cash provided by financing activities for the 1999 Period was $224.1 million as compared to $23.9 million for the 1998 Period. The net cash provided by financing activities for the 1999 Period was obtained primarily from proceeds from the issuance of long-term debt and equity to finance the Polaner Acquisition and the Heritage Brands Acquisition, while net cash provided by financing activities for the 1998 Period was obtained primarily from the issuance of long-term debt to finance the Maple Grove Acquisition. Net cash provided by financing activities was $67.9 million in the 1997 Period. The net cash provided by financing activities for the 1997 Period was obtained primarily from the issuance of long-term debt to finance the Nabisco Brands Acquisition and the Trappey's Acquisition.

Acquisitions

     The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense will increase significantly from prior year levels as a result of additional indebtedness the Company has incurred as a result of its recent acquisitions, and any additional indebtedness the Company may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

IV.      Future Capital Needs

     The Company is highly  leveraged.  On January 1, 2000, the Company's  total
debt  and   stockholder's   equity  was  $340.9   million  and  $58.1   million,
respectively.

     The Company's primary sources of capital are cash flows from operations and borrowings under a $60 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at January 1, 2000, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

V.       Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, requiring implementation of the provisions of SFAS No. 133 for all quarters of all fiscal years beginning after June 15, 2000. These Statements should have no material impact on the Company's consolidated financial statements.

VI.      Year 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company, as well as for the government and most other companies.

     As of February 29, 2000, the Company has not experienced any significant business interruption related to the Y2K issue nor is it aware of any business interruptions at any of its primary suppliers or customers. There can be no assurance, however, that the Company will not be affected in the future by any existing non-disclosed Y2K non-compliance of material third parties. In addition, certain computer programs that are date sensitive may not process the Year 2000 as a leap year and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers. Total Y2K costs were not material to the Company's results of operations or financial condition.

V.       Forward-Looking Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the businesses it has acquired, lower sales volumes for the Company's products and higher costs of food product raw materials, as well as factors that affect the food industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. In connection with the Heritage Brands Acquisition, the Company entered into a $280.0 million senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility comprised of a $60.0 million five-year revolving credit facility, a $70.0 million five-year term loan facility ("Term Loan A") and a $150.0 million seven-year term loan facility ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). As of February 29, 2000, the

Company's only variable rate borrowings were under the Term Loan Facilities that bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at February 29, 2000, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets at January 1, 2000 and January 2, 1999 and the consolidated statements of operations and cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 and related notes thereto are set forth below.

                          Independent Auditors' Report


The Board of Directors and Stockholder
B&G Foods, Inc.:


     We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and its subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations and cash flows for the years ended January 1, 2000, January 2, 1999, and January 3, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     As further described in note 1, on February 5, 1999, the Company acquired Polaner and related brands, and on March 15, 1999, the Company acquired The Heritage Portfolio of Brands.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and its subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP

Short Hills, New Jersey
February 22, 2000

                        B&G FOODS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)



                              Assets                                            Jan. 1, 2000      Jan. 2, 1999
                              ------                                            ------------      ------------

Current assets:
         Cash and cash equivalents                                              $      7,745               599
         Trade accounts receivable, less allowance for doubtful
              accounts of $517 and $229 in 1999 and 1998, respectively                25,852            15,656
         Inventories                                                                  71,913            39,764
         Prepaid expenses                                                              2,297             1,646
         Deferred income taxes                                                         5,063             2,938
                                                                                ------------      ------------
                           Total current assets                                      112,870            60,603

Property, plant and equipment, net                                                    41,615            26,486
Intangible assets, net                                                               312,143           119,542
Other assets                                                                          10,429             5,242
                                                                                ------------      ------------
                           Total assets                                         $    477,057           211,873
                                                                                ============      ============

               Liabilities and Stockholder's Equity
               ------------------------------------

 Current liabilities:
         Current installments of long-term debt, including amounts
              payable to related parties of $1,038 in 1998                            11,552             1,431
         Trade accounts payable                                                       23,640            17,508
         Accrued expenses                                                             18,057            10,335
         Due to related parties                                                          208               705
                                                                                ------------      ------------
                           Total current liabilities                                  53,457            29,979

Long-term debt                                                                       329,340           143,265
Other liabilities                                                                         51                 -
Deferred income taxes                                                                 36,136            17,809
                                                                                ------------      ------------
                           Total liabilities                                         418,984           191,053
                                                                                ------------      ------------
Stockholder's equity:
         Common stock, $.01 par value per share.  Authorized
              1,000 shares; issued and outstanding 1 share in
              1999 and 1998                                                                -                 -
         Additional paid-in capital                                                   56,342            21,342
         Retained earnings (accumulated deficit)                                       1,731             (522)
                                                                                ------------      ------------
                           Total stockholder's equity                                 58,073            20,820
                                                                                ------------      ------------
Commitments and contingencies (notes 6, 12 and 13)

                           Total liabilities and stockholder's equity           $    477,057           211,873
                                                                                ============      ============


          See accompanying notes to consolidated financial statements.



                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                             (Dollars in thousands)





                                                         Year                  Year                  Year
                                                        ended                 ended                 ended
                                                        Jan. 1,               Jan. 2,               Jan. 3,
                                                         2000                  1999                  1998
                                                        ------                ------               --------


Net sales                                             $     336,112             179,780              151,615
Cost of goods sold                                          180,062             108,186               98,950
                                                      -------------             -------              -------
         Gross profit                                       156,050              71,594               52,665

Sales, marketing and distribution expenses                  107,242              49,430               36,884
General and administrative expenses                          13,802               5,725                4,688
Management fees - related parties                               450                 250                  250
                                                      -------------             -------              -------
         Operating income                                    34,556              16,189               10,843

Other expense:
     Interest expense - related parties                          15                  74                  811
     Interest expense                                        29,859              13,834                8,767
                                                      -------------             -------              -------
         Income before income tax expense
              and extraordinary item                          4,682               2,281                1,265

Income tax expense                                            2,429               1,431                  833
                                                      -------------             -------              -------
         Income before extraordinary item                     2,253                 850                  432

Extraordinary item, net of income tax benefit of
         $1,138                                                   -                  -                (1,804)
                                                      -------------             -------              --------

         Net income (loss)                            $       2,253                 850               (1,372)
                                                      =============             =======              ========


          See accompanying notes to consolidated financial statements.


                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                                Year             Year              Year
                                                                                ended            ended             ended
                                                                               Jan. 1,          Jan. 2,           Jan. 3,
                                                                                2000             1999              1998
                                                                               -------          -------           -------

Cash flows from operating activities:
     Net income (loss)                                                     $     2,253               850           (1,372)
           Adjustments to reconcile net income (loss) to net
                cash provided by operating activities:
                    Depreciation and amortization                               15,148             7,183            5,420
                    Amortization of deferred debt issuance costs                 1,477               589              630
                    Deferred income tax expense (benefit)                         (268)            1,069             (310)
                    Extraordinary item                                               -                 -            2,942
                    Provision for doubtful accounts                                596                43              687
                    Changes in assets and liabilities, net of effects
                      from businesses acquired:
                         Trade accounts receivable                            ( 10,792)             (587)          (4,510)
                         Inventories                                           ( 5,026)            5,491           (2,612)
                         Prepaid expenses and other current assets                (651)            1,014           (1,286)
                         Other assets                                              (53)               38              (46)
                         Trade accounts payable                                  6,132             1,068              953
                         Accrued expenses                                        4,851            (3,664)           3,142
                         Due to related parties                                   (497)              508              197
                         Other liabilities                                          51                 -             (477)
                                                                             ---------         ---------         --------

                  Net cash provided by operating activities                     13,221            13,602            3,358
                                                                             ---------         ---------         --------

Cash flows from investing activities:
     Paid for Successor Acquisitions                                         ( 224,700)          (34,137)         (63,019)
     Paid for Acquired Companies                                                     -                 -           (4,009)
     Capital expenditures                                                       (5,500)           (3,780)          (4,022)
     Proceeds from sales of property, plant and equipment                            -               351              162
                                                                             ---------         ---------         --------

                  Net cash used in investing activities                       (230,200)          (37,566)         (70,888)
                                                                             ---------         ---------         --------
                                                                                                         (continued)



                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



                                                                   Year                Year              Year
                                                                  ended               Ended              ended
                                                                 Jan. 1,             Jan. 2,            Jan. 3,
                                                                   2000                1999              1998
                                                                 ------              ------             -------

Cash flows from financing activities:
     Payments of long-term debt                                     (24,264)               (318)          (68,453)
     Proceeds from issuance of long-term debt                       220,000              22,975           143,000
     Proceeds from issuance of equity and capital
          contributions                                              35,000               1,345               500
     Payments of debt issuance costs                                 (6,611)               (127)           (7,117)
                                                                 ----------          ----------         ---------

       Net cash provided by financing
           activities                                               224,125              23,872            67,930
                                                                 ----------          ----------         ---------

       Increase (decrease) in cash and cash equivalents               7,146                 (92)              400

Cash and cash equivalents at beginning of period                        599                 691               291
                                                                 ----------          ----------         ---------

Cash and cash equivalents at end of period                       $    7,745                 599               691
                                                                 ==========          ==========         =========
Supplemental disclosure of cash flow information -
  cash paid for:
       Interest                                                  $   26,093              13,290             4,261
                                                                 ==========          ==========         =========

       Income taxes                                              $   2,179                  146               209
                                                                 ==========          ==========         =========

          See accompanying notes to consolidated financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       January 1, 2000 and January 2, 1999

                             (Dollars in thousands)



(1)      Business Acquisitions and Nature of Operations

Organization, Acquisition and Financing

     B&G Foods, Inc. was incorporated on November 13, 1996 to acquire (the "B&G and B&R Acquisition") BGH Holdings, Inc., the holding company of Bloch & Guggenheimer, Inc. and related companies, and BRH Holdings, Inc., the holding company of Burns & Ricker, Inc., subsidiaries of Specialty Foods Corporation ("SFC"). B&G Foods, Inc. and its subsidiaries subsequent to the B&G and B&R Acquisition are hereinafter referred to as the "Company". The B&G and B&R Acquisition was structured as a stock purchase with an aggregate purchase price of approximately $70,000, including transaction costs, and was consummated on December 27, 1996. As part of the B&G and B&R Acquisition, SFC guaranteed the Company's trade receivables at December 27, 1996. On December 27, 1996, the Company issued one share of common stock to, and became a wholly-owned subsidiary of, B&G Foods Holdings Corp. ("Holdings"), which in turn is majority owned by Bruckmann, Rosser, Sherrill and Co., L.P. ("BRS"), a private equity investment firm, and minority owned by management and certain other investors.

     In addition to initial equity of $12,500, the financing of the B&G and B&R Acquisition was provided by a $50,000 senior secured credit facility which consisted of a revolving credit facility of $23,500 and term loan facilities A and B of $14,500 and $12,000, respectively. Additionally, the Company issued $13,000 of 12% Senior Subordinated Notes due 2004 to BRS and other certain investors (the "BRS Note").

Nature of Operations

     The Company operates in one industry segment, the manufacturing, marketing and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, bagel chips, hot sauces, maple syrup, salad dressings and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors. Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


Restructuring

     As part of the 1996 B&G and B&R Acquisition, management authorized and committed to a plan to undertake certain restructuring moves, principally involving the consolidation of several warehouse and production facilities resulting in restructuring accruals at December 28, 1996 of $1,536 as part of the allocation of the purchase price. The restructuring consisted primarily of approximately $952 of estimated lease and other tenancy costs through 1998, $228 in severance and termination benefits for approximately 100 warehouse and production employees, and the remaining portion relating to charges resulting from changes in the production process as part of the consolidation, which was completed in June 1997. As of January 3, 1998, the restructuring reserve balance was reduced to $656 as a result of cash expenditures of $880 relating primarily to tenancy costs, severance payments, and charges resulting from changes in the production process, which was completed in June 1997. In fiscal 1998, the Company concluded its restructuring plan and, as of January 2, 1999, the restructuring reserve balance was reduced to $0 as a result of cash expenditures relating primarily to tenancy costs. During the year ended January 1, 2000, the Company did not incur any incremental costs related to the restructuring.

Acquisitions and Accounting

On June 17, 1997, the Company acquired certain assets from Nabisco, Inc. ("Nabisco") for a purchase price of approximately $50,557, including transaction costs (the "Nabisco Brands Acquisition"). Financing for this acquisition and certain related transaction fees and expenses was provided by $35,000 of new borrowings under an amended and restated senior secured credit facility, and $17,000 of the proceeds from the issuance of $23,000 of 12% Senior Subordinated Notes due December 16, 1997 (the "Interim Notes"), with $6,000 used to repay a portion of the BRS Note.

On August 15, 1997, the Company acquired all of the outstanding capital stock of JEM Brands, Inc. ("JEM"), a manufacturer of peppers and branded hot sauces, for approximately $12,462, including transaction costs. Financing for this acquisition and certain related transaction fees and expenses was provided by the proceeds from the issuance of $120,000 Senior Subordinated Notes on August 11, 1997.

On July 2, 1998, BGH Holdings, Inc. (the "Buyer"), a subsidiary of the Company, entered into a Stock Purchase Agreement by and among the Buyer, Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc. and Les Produits Alimentaires Jacques et Fils, Inc. (collectively, "Maple Grove"), and William F. Callahan and Ruth M. Callahan (collectively, the "Sellers"), pursuant to which the Buyer would acquire all of the issued and outstanding capital stock of Maple Grove (the "Maple Grove Acquisition") for aggregate consideration of $34,137, consisting of $14,170 in cash, 1,000 shares of common stock of Holdings having an aggregate value of $10, and 990 shares of the 13% Series A Cumulative Preferred Stock of Holdings, having an initial aggregate liquidation preference of $990, plus the assumption of $17,325 in

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


in debt which was paid at closing and transaction costs of $1,265. The closing under the Stock Purchase Agreement occurred on July 17, 1998. Financing for this acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's amended and restated senior secured credit facility.

On February 5, 1999, the Company acquired certain assets of the Polaner and related brands (collectively, "Polaner") from International Home Foods, Inc. ("IHF") for approximately $30,574, including transaction costs (the "Polaner Acquisition"). Financing for the Polaner Acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's then $50,000 senior secured credit facility.

On March 15, 1999, through a subsidiary, the Company acquired the assets of The Heritage Portfolio of Brands ("Heritage") from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. for approximately $194,126, including transaction costs (the "Heritage Brands Acquisition"). In connection with this transaction, the Company entered into a $280,000 senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility (the "Revolving Credit Facility"), a $70,000 five-year term loan facility ("Term Loan A") and a $150,000 seven-year term loan facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). The borrowings under the Senior Secured Credit Facility, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's then existing $50,000 senior secured credit facility.

The acquisitions described above have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the above acquisitions are being amortized over 40 and 31-32 years, respectively.

The costs of the Maple Grove Acquisition as of January 2, 1999, and the costs of the Polaner Acquisition and the Heritage Brands Acquisition as of January 1, 2000 have been allocated to tangible and intangible assets as follows:

                                                       Jan. 1,           Jan. 2,
                                                        2000              1999
                                                       ------           --------

Property, plant and equipment                       $    15,100            2,908
Intangible assets - trademarks                          128,600           12,970
Intangible assets - goodwill                             72,318            8,985
Other assets, principally net current assets             25,152           13,862
Deferred income tax liabilities, net                   (16,470)          (4,588)
                                                    -----------        ---------
                                                    $   224,700           34,137
                                                    ===========        =========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the fiscal years ended January 1, 2000 and January 2, 1999 presents the results of operations of the Company as if the Maple Grove Acquisition, Polaner Acquisition and Heritage Brands Acquisition had occurred as of the beginning of each of the respective fiscal years in which each acquisition occurred. In addition to including the results of operations of such acquisitions, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                                                        Year              Year
                                                       ended             ended
                                                       Jan. 1,           Jan. 2,
                                                        2000              1999
                                                       ------            ------

Net sales                                          $   362,101          347,938
Income before extraordinary item                   $     4,664            8,754
                                                   ===========          =======


     The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if such acquisitions, and related financing transactions had occurred at the beginning of the years presented and is not intended to be a projection of future results.

(2)      Summary of Significant Accounting Policies

         (a)      Fiscal Year and Basis of Presentation

         The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to December 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year ends. Fiscal year 1997 contains 53 weeks. Fiscal year 1999 and fiscal year 1998 contain 52 weeks.

         The financial  statements  are presented on a consolidated  basis.  All
         significant   intercompany   balances   and   transactions   have  been
         eliminated.

         (b)      Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered to be cash and cash equivalents.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



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

         (f)      Deferred Debt Issuance Costs

         Deferred debt issuance costs are amortized using the straight-line method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 1999, 1998 and 1997 was $1,477, $589 and $630, respectively.

         As a result of the debt repayments and amendments described in note 7, during fiscal year 1997, the Company recorded an extraordinary charge of $1,804, net of income tax benefit of $1,138, to write off deferred debt issuance costs relating to its then existing senior secured credit agreement and the Interim Notes.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(g)      Revenue Recognition

         Revenues are recognized when products are shipped.

(h)      Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs amounted to approximately $2,641, $988 and $121 during the fiscal years 1999, 1998 and 1997, respectively.

(i)      Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)      Pension Plans

         The Company has defined benefit pension plans covering substantially all of its employees. The Company's funding policy is to contribute annually the amount recommended by its actuaries.

(k)      Fair Value of Financial Instruments

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value on the $120,000 Senior Subordinated Notes at January 1, 2000, based on quoted market prices, was $108,000. The carrying value of the Company's remaining borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

(l)      Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


         reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n)      Reclassifications

         Certain  amounts  in  the  January  3,  1998   consolidated   financial
         statements have been reclassified to conform with the January 2, 1999 consolidated financial statement presentation.

(o)      Statements of Cash Flows - Noncash Financing and Investing Activities

         Capital lease obligations of $460, $469 and $122 were incurred during fiscal years 1999, 1998 and 1997, respectively, when the Company entered into leases for new machinery and equipment. As described in note 7, on June 17, 1997, $7,000 of the BRS Note was contributed to capital. Notes payable were issued in payment of rent owed to a related party in the amounts of $194 and $194 during the fiscal years 1998 and 1997, respectively.

 (3)     Inventories

 Inventories consists of the following:
                                                        Jan. 1,          Jan. 2,
                                                         2000             1999
                                                        ------           ------

 Raw materials and packaging                        $    19,319           10,337
 Work in process                                          1,513            2,862
 Finished goods                                          51,081           26,565
                                                    -----------         --------
                                                    $    71,913           39,764
                                                    ===========         ========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(4)      Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

                                                       Jan. 1,          Jan. 2,
                                                        2000             1999
                                                       -------          -------

Land                                                $     2,990           2,309
Buildings and improvements                               13,524           8,359
Leasehold improvements                                      653             653
Machinery and equipment                                  31,432          17,111
Office furniture and vehicles                             4,069           2,443
Leased property under capital leases                      1,837           1,377
Construction in progress                                     -            1,194
                                                    -----------        --------
                                                         54,505          33,446
Less accumulated depreciation and
amortization
                                                         12,890           6,960
                                                    -----------        --------

                                                    $   41,615           26,486
                                                    ==========         ========


Plant and equipment includes amounts under capital leases as follows:

                                                        Jan. 1,          Jan. 2,
                                                          2000             1999
                                                        -------          -------

               Machinery and equipment              $       591             591
               Office furniture and vehicles              1,246             786
                                                    -----------        --------
                                                          1,837           1,377

               Less accumulated amortization              1,055             654
                                                    -----------        --------

                                                    $       782             723
                                                    ===========         =======

Amortization of assets held under capital leases is included with depreciation expense.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(5)      Intangible Assets

Intangible assets consists of the following:

                                                        Jan. 1,          Jan. 2,
                                                         2000             1999
                                                        -------          -------

Goodwill                                            $   130,192           57,874
Trademarks                                              195,874           67,274
                                                    -----------        ---------
                                                        326,066          125,148

Less accumulated amortization                            13,923            5,606
                                                    -----------        ---------

                                                    $   312,143          119,542
                                                    ===========        =========


(6)     Leases

The Company has several noncancelable operating leases, primarily for its corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require the Company to pay all executory costs such as maintenance, taxes and insurance.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

             Years ended December:
                      2000                                 $     3,319
                      2001                                       3,190
                      2002                                       3,121
                      2003                                       2,480
                      2004                                       2,207
                      Thereafter                                 8,065
                                                           -----------

                                                           $    22,382
                                                           ===========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(6)      Continued

Future minimum capital lease payments (included in long-term debt) as of January 1, 2000 are as follows:

      Years ended December 31:
               2000                                                  $       365
               2001                                                          374
               2002                                                          163
               Thereafter                                                    118
                                                                     -----------
                        Total minimum lease payments                       1,020

      Less amount representing interest (at 9% to 13%)                       128
                                                                     -----------
               Present value of net minimum capital
                  lease payments                                             892

      Less current installments of obligations under
               capital leases                                                302
                                                                     -----------

               Obligations under capital leases, excluding
                  current installments (included in long-
                  term debt)                                         $       590
                                                                     ===========


Total rental expense was $2,275, $2,157 and $1,543 for the fiscal years 1999, 1998 and 1997, respectively.

The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expired in April 1999 and was amended with a new expiration date of April 2009. Total rent expense associated with this lease for the fiscal years 1999, 1998 and 1997 was $639, $477 and $463, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)      Long-term Debt

Long-term debt consists of the following:


                                                                       Jan. 1,          Jan. 2,
                                                                        2000             1999
                                                                       -------          -------

     Revolving credit facility                                     $      -              22,975
     Term Loan A with interest at 9.31%                                70,000                 -
     Term Loan B with interest at 9.34%                               150,000                 -
     9.625% Senior Subordinated Notes due
         August 1, 2007                                               120,000           120,000
     Obligations under capital leases with interest at 9%
         to 13% collateralized by certain machinery,
         equipment and vehicles                                           892               683
     Unsecured notes payable to related party with various
         interest rates ranging from 6.20% to 6.68%, due
         April 1999                                                         -             1,038
                                                                      -------          --------
                Total long-term debt                                  340,892          144,696

Less current installments                                              11,552            1,431
                                                                      -------          -------

                 Long-term debt, excluding current
                    installments                                   $  329,340          143,265
                                                                   ==========          =======


In connection with the B&G and B&R Acquisition, the Company entered into a $50,000 credit agreement which consisted of a $23,500 revolving credit facility, term loan A of $14,500 and term loan B of $12,000. In connection with the Nabisco Brands Acquisition on June 17, 1997, the credit agreement was amended and restated to increase the Company's revolving credit facility by $1,500 and increase term loan A and term loan B by $33,500 in the aggregate, with new repayment terms beginning September 1997 on the term loans. Additionally, on June 17, 1997, $6,000 of the BRS Note was repaid (plus accrued interest) and $7,000 of the BRS Note was contributed to capital. In connection with the issuance of the 9.625% $120,000 Senior Subordinated Notes on August 11, 1997 (described below), the term loans were repaid in full, and the credit agreement was further amended and restated to provide for, among other things, a maximum $50,000 revolving credit facility due August 31, 2002. In connection with the Maple Grove Acquisition, a consent, waiver and first amendment to the $50,000 credit facility was entered into, which included, among other things, a prospective change in certain financial covenants and a consent by the lender regarding the purchase of Maple Grove. In connection with the Heritage Brands Acquisition on March 15, 1999, the Company entered into the Senior

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)      Continued


Secured Credit Facility (see note 1) and refinanced all borrowings under the $50,000 credit facility.

Interest on the Senior Secured Credit Facility is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility also provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $20,000 in fiscal 1999, $30,000 in fiscal 2000 and $40,000 thereafter.

The Revolving Credit Facility requires an annual commitment fee of an amount equal to 0.50% of the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility also provides a maximum commitment for letters of credit of $5,000. At January 1, 2000 and January 2, 1999, letters of credit of approximately $1,267 and $593, respectively, have been issued under the Revolving Credit Facility.

On May 12, 1999, the Company entered into a two-year interest rate cap agreement with a notional amount of $50,000 in order to reduce the exposure of changes in interest rates on the Senior Secured Credit Facility. The interest rate cap agreement consists of a cap rate of 11.25%. The cost of the interest rate cap agreement was $70, which is recorded in deferred financing fees (other assets) in the accompanying consolidated balance sheets at January 1, 2000 and is being amortized over the life of the Senior Secured Credit Facility. The fair value of the agreement at January 1, 2000 is not materially different than the carrying amount. Borrowings under the Revolving Credit Facility are not limited by percentages of underlying assets.

On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The proceeds of the Notes were used to repay the outstanding balances together with accrued and unpaid interest with respect to the term loans under the then existing $50,000 credit facility and the Interim Notes, to finance the Trappey's Acquisition, to pay certain related fees and expenses, and for general corporate purposes. The

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)      Continued

indenture for the Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

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

B&G Foods, Inc. has no assets or operations independent of its subsidiaries. All of B&G Foods, Inc's. subsidiaries (the "Guarantors") are wholly-owned, and all of B&G Foods, Inc's. subsidiaries jointly and severally, and fully and unconditionally, guarantee the Notes (the "Subsidiary Guarantees"). Consequently, separate financial statements have not been presented for the guarantor subsidiaries because management has determined that they would not be material to investors. The Subsidiary Guarantee of each Guarantor is subordinate to the prior payment in full of all Senior Debt, as defined. As of January 1, 2000, B&G Foods, Inc. and its subsidiaries had Senior Debt and additional liabilities (including trade payables, accrued expenses, amounts due to related parties, deferred income taxes and other liabilities) aggregating approximately $79.0 million.

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

As described in note 6, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of the Company. Under the original lease which expired April 1, 1999, the Company paid $44 per month in rent in cash and, pursuant to a Memorandum of Agreement, an additional amount in the form of unsecured notes payable, which are issued in an aggregate principal amount of $188. The Company's liability under the issued unsecured notes as of January 2, 1999 was $1,038. The notes were paid in full in April 1999, the date of the lease expiration.

At January 1, 2000 and January 2, 1999, accrued interest of $9,178 and $5,397, respectively, was included in accrued expenses in the accompanying consolidated balance sheets.

The aggregate maturities of long-term debt are as follows:

          Years ended December:
                   2000                                  $    11,552
                   2001                                       16,087
                   2002                                       19,894
                   2003                                       21,069
                   2004                                       59,290
                   Thereafter                                213,000
                                                         -----------

                                                         $   340,892
                                                         ===========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(8)     Income Tax Expense (Benefit)

Income  tax  expense   (benefit)  has  been   classified  in  the   accompanying
consolidated statements of operations as follows:

                                         Year             Year            Year
                                        ended            ended           ended
                                        Jan. 1,          Jan. 2,         Jan. 3,
                                         2000             1999            1998
                                        ------           ------          -------

Income before extraordinary item        $2,429             1,431            833
Extraordinary item                           -                 -         (1,138)
                                        ------          --------       ---------
                                        $2,429             1,431           (305)
                                        ======          ========       =========


Income tax expense (benefit) consists of the following:

                                         Year             Year            Year
                                        ended            ended           ended
                                        Jan. 1,          Jan. 2,         Jan. 3,
                                         2000             1999            1998
                                        ------           ------          -------

         Current:
                  Federal               $2,071                -                -
                  State                    765               113               5
                                        ------          --------       ---------
                                         2,836               113               5
                                        ------          --------       ---------

         Deferred:
                  Federal                 (163)             1,228          (295)
                  State                   (244)                90         (  15)


                                          (407)             1,318          (310)
                                        ------          ---------       --------

                                        $2,429              1,431          (305)
                                        ======          =========       ========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)      Continued

Income tax expense (benefit) differs from the expected income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34% to pretax income) as a result of the following:


                                                                     Year             Year            Year
                                                                     ended            ended           ended
                                                                    Jan. 1,          Jan. 2,         Jan. 3,
                                                                     2000             1999            1998
                                                                    ------           ------          ------

Computed expected tax expense (benefit)                           $  1,592              776           (570)
State income taxes, net of federal
         income tax benefit                                            344              134             (7)
Nondeductible expenses, principally amortiza-
         tion of goodwill                                              572              224            172
Change in valuation allowance for deferred
         income taxes allocated to income tax
         expense                                                      (34)               84              5
Other                                                                 (45)              213             95
                                                                    ------           ------          ------
                                                                  $  2,429            1,431           (305)
                                                                    ======           ======          ======

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)      Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                    Jan. 1,            Jan. 2,
                                                                     2000               1999
                                                                    ------             ------

Deferred tax assets:
         Accounts receivable, principally due to allowance        $    207                 92
         Inventories, principally due to additional costs
              capitalized for tax purposes                             834                748
         Accruals and other liabilities not currently
              deductible                                             4,516              2,202
         Net operating loss carryforwards                            3,407              4,034
         Deferred financing costs                                      776                990
                                                                  --------           ---------
              Total gross deferred tax assets                        9,740              8,066

         Less valuation allowance                                      867                934
                                                                  --------           ---------

              Net deferred tax assets                                8,873              7,132
                                                                  --------           ---------
Deferred tax liabilities:
         Plant and equipment                                       (2,190)             (2,300)
         Intangible assets                                        (37,756)            (19,703)
                                                                  --------           ---------

              Total deferred tax liabilities                      (39,946)            (22,003)
                                                                 ---------           ---------
              Net deferred tax liability                         $(31,073)            (14,871)
                                                                 =========           =========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at January 1, 2000 and January 2, 1999. The amount of the deferred tax asset considered realizable,

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(8)      Continued

however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance at January 1, 2000 and January 2, 1999 of $867 and $934, respectively, represents the allowance for certain state net operating loss carryforwards of $14,479 and $15,600, respectively, which are available to offset future state taxable income, if any, through 2005. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at January 1, 2000 and January 2, 1999 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will be realized. Any future utilization of these state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance. The change in the valuation allowance in fiscal 1999 and 1998 was primarily due to the utilization of state net operating loss carryforwards. In fiscal 1999, the Company has new state net operating loss carryforwards of $831 which are available to offset future state taxable income through 2006.

At January 1, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $7,324 which are available to offset future federal taxable income, if any, through 2018. As a result of the acquisitions described in note 1, the annual utilization of the net operating loss carryforwards is limited under certain provisions of the Internal Revenue Code.


(9)      Pension Benefits

The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation, as defined. The Company makes annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes. The following table sets forth the Company's defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets:

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)      Continued


                                                                           Jan. 1,        Jan. 2,
                                                                            2000           1999
                                                                           ------         ------


         Change in benefit obligation
         Benefit obligation at beginning of year                       $     7,785            6,824
         Transfers in                                                          640                -
         Actuarial loss                                                    (1,785)              253
         Service cost                                                          807              470
         Interest cost                                                         538              478
         Plan participants' contributions                                       29                -
         Benefits paid                                                       (233)            (240)
                                                                       -----------        ---------
         Benefit obligation at end of year                                   7,781            7,785
                                                                       -----------        ---------

         Change in plan assets
         Fair value of plan assets at beginning of year                      5,976            4,927
         Actual return on plan assets                                          432              863
         Employer contribution                                                  74              426
         Plan participants' contributions                                       29                -
         Benefits paid                                                       (233)            (240)
                                                                       -----------        ---------
         Fair value of plan assets at end of year                            6,278            5,976
                                                                       -----------        ---------
         Funded status                                                     (1,503)          (1,809)

         Unrecognized prior service cost                                       600                -

         Unrecognized net gain                                             (2,113)            (401)
                                                                       -----------        ---------
         Accrued pension cost                                          $   (3,016)          (2,210)
                                                                       ===========        =========

         Change in prepaid pension cost
         Accrued benefit cost at beginning of year                     $   (2,210)          (2,095)
         Net periodic pension cost                                           (889)            (531)
         Additional liability                                                    9             (10)
         Contributions                                                          74              426
                                                                       -----------        ---------
         Accrued pension cost at end of year                           $   (3,016)          (2,210)
                                                                       ===========        =========

         Weighted-average assumptions as of
         January 1, 2000 and January 2, 1999
         Discount rate                                                        8.00%           6.75%
         Rate of increase in compensation levels                     4.00% to 4.50%           4.50%
         Expected long-term rate of return on plan assets            7.75% to 8.50%           8.50%



Plan assets are invested primarily in government securities and mutual funds.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)      Continued

Net periodic cost includes the following components:

                                                                     Year         Year           Year
                                                                     ended        ended          ended
                                                                    Jan. 1,      Jan. 2,        Jan. 3,
                                                                     2000         1999           1998
                                                                    -------      -------        -------

Service cost - benefits earned during the
     period                                                       $   807          470            464
Interest cost on projected benefit obligation                         538          478            436
Expected return on plan assets                                       (496)        (472)          (673)
Net amortization and deferral                                          40           55            322
                                                                  --------       ------         ------

         Net pension cost                                         $   889          531            549
                                                                  ==-=====       ======         ======


The Company sponsors several defined contribution plans covering substantially all of its employees. Employees may contribute to these plans and these contributions are matched at varying amounts by the Company. Company contributions for the matching component of these plans amounted to $426, $226 and $225 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(10)     Changes in Stockholder's Equity

The changes in stockholder's equity for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 are as follows:



                                                                           Receivable    Retained earnings
                                     Common Stock          Additional      from stock      (accumulated
                                  Shares       Amount    paid-in capital    issuance         deficit)          Total
                                  ------       ------    ---------------   ----------     ----------------     -----
Balance at December 28, 1996
                                      1     $       -         13,000            (500)             -           12,500

Net loss                              -             -              -               -         (1,372)          (1,372)
Capital contribution (note 7)         -             -          7,000               -              -            7,000
Payment of receivable from
   stock issuance                     -             -              -             500             --              500
                                   ----     ---------         ------            ----         -------          ------
Balance at January 3, 1998            1             -         20,000               -         (1,372)          18,628

Net income                            -             -              -               -            850              850
Proceeds from issuance of
   equity                             -             -          1,342               -              -            1,342
                                   ----     ---------         ------            ----         -------          ------
Balance at January 2, 1999            1             -         21,342               -           (522)          20,820

Net income                            -             -              -               -          2,253            2,253
Capital contribution (note 7)         -             -         35,000               -              -           35,000
                                   ----     ---------         ------            ----         ------           ------
Balance at January 1, 2000            1     $       -         56,342               -          1,731           58,073
                                   ====     =========         ======            ====         ======           ======


                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(11)     Related-party Transactions

In conjunction with the B&G and B&R Acquisition, the Company entered into a management agreement with BRS (the "Management Agreement"), pursuant to which BRS is paid an annual fee of $250 for certain management, business and organizational strategy, and merchant and investment banking services. In March, 1999, the annual fee was increased to $500 per year. Charges for such services amounted to approximately $450 during fiscal year ended January 1, 2000 and $250 during the fiscal years ended January 2, 1999 and January 3, 1998. The Management Agreement will expire either on December 27, 2006 or the date that BRS owns less than 20% of the outstanding common stock of Holdings, if sooner.

The Company also entered into a Transaction Services Agreement pursuant to which BRS will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS in connection with acquisitions by the
Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Polaner Acquisition and the Heritage Brands Acquisition in fiscal 1999, the Maple Grove Acquisition in fiscal 1998 and the Nabisco Brands Acquisition and Trappey's Acquisition in fiscal 1997, the Company paid transaction fees aggregating $300, $1,920, $250 and $620, respectively, which were included in the cost of the respective acquisitions.

As described in notes 6 and 7, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

"Due to related  parties" at January 1, 2000  includes  management  fees to BRS.
"Due to related parties" at January 2, 1999 includes management fees to BRS, accrued interest payable under the unsecured notes payable to related party, which was paid in full in April 1999, and an amount due to the former owner of Maple Grove (and current director of the Company) resulting from the Maple Grove Acquisition.

Related party interest expense on the unsecured notes payable to related party and the BRS Note was $15, $74 and $811 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(12)     Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

On January 1, 2000, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $5,152. Management believes that all such commitments will be fulfilled within one year.

The Company is subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

(13)     Business and Credit Concentrations

The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of January 1, 2000, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

The Company manufactured and packaged food products for third parties under other brand names. Prior to the Polaner Acquisition, the Company had two co-packing contracts with IHF pursuant to which the Company manufactured for IHF the Polaner lines of fruit spreads, preserves and wet spices. In addition, the Company had a third contract with IHF under which the Company distributed the Polaner lines of fruit spreads, preserves and wet spices in the New York metropolitan area. The IHF contracts, in the aggregate, accounted for $36.9 million and $46.2 million, or 20.5% and 30.5%, of the Company's net sales for fiscal 1998 and fiscal 1997, respectively. Receivables due from IHF included in trade accounts receivable at January 2, 1999 was $1,176. These contracts were terminated upon completion of the Polaner Acquisition.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(14)     Quarterly Financial Data (unaudited)



                                  First        Second          Third         Fourth
                                 Quarter       Quarter        Quarter        Quarter          Year
                               ------------ -------------- -------------- -------------- ---------------

         Net sales
            1999                   $56,480         97,620         87,552         94,460         336,112
            1998                    38,398         42,633         46,477         52,272         179,780

         Gross profit
            1999                   $23,769         46,655         42,156         43,470         156,050
            1998                    14,925         16,635         18,122         21,912          71,594

         Net income (loss)
            1999                    $(375)          1,930            476            222           2,253
            1998                     (236)            433            224            429             850


                                                                     Schedule II

                        B&G Foods, Inc. and Subsidiaries

                       Valuation and Qualifying Accounts

                             (dollars in thousands)


        Column A              Column B                    Column C                   Column D           Column E
                                                          Additions
        --------              --------       --------------------------------        --------           --------
                              Balance at     Charged to costs      Charged to
                             beginning of      and expenses      other accounts     Deductions -      Balance at end
       Description              period                             - describe         describe          of period
       -----------           ------------    ----------------    --------------     ------------      --------------

1999:
Allowance for doubtful
   accounts                     $    229          $    596                  -       $       308(a)        $    517


1998:
Allowance for doubtful
   accounts                     $    237          $     43                  -       $        51(a)        $    229
Restructuring accruals
                                $    656                 -                  -       $       656(b)        $      0


1997:
Allowance for doubtful
   accounts                     $      0          $    237                  -                 -           $    237
Restructuring accruals
                                $  1,536                 -                  -          $    880(c)        $    656

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


             Name                     Age                   Position
             ----                     ---                   --------

Leonard S. Polaner                    69        Chairman of the Board of Directors
David L. Wenner                       50        President, Chief Executive Officer and Director
Robert C. Cantwell                    43        Executive Vice President of Finance and Chief Financial
                                                Officer
David H. Burke                        57        Executive Vice President of Sales and Marketing
James H. Brown                        57        Executive Vice President of Manufacturing
Thomas Baldwin                        40        Director
William F. Callahan III               58        Director
Alfred Poe                            50        Director
Harold O. Rosser II                   51        Director
Stephen C. Sherrill                   46        Director
Nicholas B. Dunphy                    51        Director


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

     David L. Wenner, President and Chief Executive Officer: David Wenner is the President and Chief Executive Officer of the Company, positions he has held since March 1993. Mr. Wenner joined B&G in 1989 as Assistant to the President, directly responsible for the Company's distribution and Bloch & Guggenheimer operations. In 1991, he was promoted to Vice President. He continued to be responsible for distribution and assumed responsibility for all company operations. Prior to joining B&G, Mr. Wenner spent 13 years at Johnson & Johnson in supervision and management positions responsible for manufacturing, maintenance and purchasing. Mr. Wenner is active in industry trade groups and has served as President of Pickle Packers International.

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

     David H. Burke, Executive Vice President of Sales and Marketing: David Burke is the Executive Vice President of Sales and Marketing of the Company. Mr. Burke has an extensive background with major consumer products companies. His experience includes eight years with Procter & Gamble in sales and sales management and 12 years at Quaker Oats, where he was a Regional Sales Manager and later the director of Broker Sales. Mr. Burke also spent four years with Pet Inc. as Vice President for their frozen foods business. Mr. Burke joined B&G in 1990 as Vice President of Sales responsible for sales and marketing of all B&G brands.

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

     Thomas J. Baldwin, Director: Since 1997, Thomas Baldwin has been a Director of B&G. Since 1995, Thomas Baldwin has been the Chief Executive Officer and a founding stockholder of Christmas Corner, Inc., a specialty retail chain that owns and operates seasonal Christmas stores. Mr. Baldwin is also a principal and co-founder of PB Ventures. From 1993 through 1995, Mr. Baldwin was a Managing Director of the leveraged buyout firm Invus Group, Ltd.

     William F. Callahan III, Director: William Callahan has been a Director of B&G since B&G acquired Maple Grove in 1998 Mr. Callahan was the C.E.O. and owner of Maple Grove. Mr. Callahan began his career in the specialty foods business in 1975 when he acquired Maple Grove. Prior to the Maple Grove Acquisition, Mr. Callahan was Vice President, Sales of Blyth, Eastman, Dillon and Co. in New York and a trial attorney for the U.S. Securities and Exchange Commission in New York. Mr. Callahan is a graduate of Georgetown University and the Boston
University Law School. He is a member of the State of Vermont Chamber of Commerce, a member of the Vermont

Maple Industry Council and the State of Vermont Agriculture Commissioner's Task Force.

     Alfred Poe, Director: Alfred Poe has been a director since 1997. He is Chairman of the Board of the MenuDirect Corporation, a provider of specialty meals for people on restricted diets and has been the Chief Executive Officer since 1997. Mr. Poe was a Corporate Vice President of Campbell's Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of Campbell's Meat Enhancement Group. Previously, from 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director, with Mars, Inc.

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

     Nicholas B. Dunphy, Director: Mr. Dunphy is a Managing Partner of Canterbury Capital II, LLC, with more than 20 years' business and investment banking experience. Prior to co-founding Canterbury Capital II, LLC, in 1996, he was managing director and founding partner of Barclays Mezzanine Group. Before joining Barclays in 1980, Mr. Dunphy qualified as a Chartered Accountant in Canada and subsequently spent five years with Toronto Dominion Bank. Mr. Dunphy earned a B.Sc. from Manchester University in England and a Masters in Business Administration from York University in Canada.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents certain summary information concerning compensation earned by the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company, including the Chairman (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company for fiscal 1999:

                           SUMMARY COMPENSATION TABLE


                                                                                                             All Other
             Name and Principal Position                Year       Salary        Bonus        Other        Compensation
             ---------------------------                ----       ------        -----        -----        ------------
                                                                                 (1)            (2)             (3)

Leonard S. Polaner
   Chairman of the Board                                1999      $100,516       $31,500      $13,800         $9,250
David L. Wenner
   President and Chief Executive Officer                1999       240,981        96,750       10,000         11,200
Robert C. Cantwell
   Executive Vice President of  Finance and Chief
   Financial Officer                                    1999       192,289        53,550       10,000         11,200
David H. Burke
   Executive Vice President of Sales and
   Marketing                                            1999       192,289        53,550       10,000         11,200
James H. Brown
   Executive Vice President of
   Manufacturing                                        1999       167,520        50,400       10,850         11,200


(1)      Includes annual bonus payment under the Company's Annual Bonus Plan.
(2)      Includes personal use of a Company automobile or automobile allowances.
(3) Includes the Company's matching contributions to the 401(k) Plan and contribution to the Company's Pension Plan.



Director Compensation and Arrangements
--------------------------------------

     Directors of the Company receive compensation for their services as directors in the amount of $1,000 per meeting of the Board of Directors.
Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Annual Bonus Plan
-----------------

     The Company also maintains an Annual Bonus Plan that provides for annual incentive awards to be made to key executives upon the Company's attainment of pre-set annual financial objectives. The amount of the annual award to each executive is based upon a percentage of the executive's annualized base salary. Awards are paid in cash in a lump sum following the close of each plan year. The plan provides for forfeiture of proration of awards in the event of certain circumstances such as the executive's promotion or demotion, death, retirement or resignation.

Stock Option Plan
-----------------

     In order to attract, retain and motivate selected employees and officers of the Company, Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan (the "Option Plan") for key employees of the Company and its subsidiaries.

The Option Plan provides that it may be administered by Holdings' Board of Directors or a committee designated by the Board of Directors of Holdings. Holdings' Board of Directors has designated a committee comprised initially of Stephen C. Sherrill and Harold O. Rosser II. Options granted under the Option Plan will be exercisable in accordance with the terms established by the Holdings' Board of Directors. Options will expire on the date determined by the Holdings' Board of Directors, which shall not be later than the tenth anniversary of the date of grant.

     No grants of options were made under the Option Plan during fiscal 1999 and 1998.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Board of Directors of the Company has appointed a Compensation Committee comprised of Mr. Sherrill and Mr. Rosser. Mr. Sherrill is a former officer of the Company, for which position he received no compensation; Mr. Rosser is not and has not been an officer of the Company. Each of Mr. Sherrill and Mr. Rosser are principals of BRS.

Employment Agreements
---------------------

     The Company has no employment agreements.

401(k) Plan
-----------

     The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with the Company. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 17% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($10,000 in 1999). The Company makes a 50% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

Pension Plan
------------

                               PENSION PLAN TABLE


                                            Years of Service
                 ---------------------------------------------------------------
Renumeration       15           20            25            30            35
------------     -------      -------       -------      --------      ---------

 40,000          $ 4,916      $ 6,555       $ 8,194       $ 9,833       $11,472
 60,000          $ 8,366      $11,155       $13,944       $16,733       $19,522
 80,000          $11,816      $15,755       $19,694       $23,633       $27,572
100,000          $15,266      $20,355       $25,444       $30,533       $35,622
120,000          $18,716      $24,955       $31,194       $37,433       $43,672
140,000          $22,166      $29,555       $36,944       $44,333       $51,722
160,000          $25,616      $34,155       $42,694       $51,233       $59,772

     Benefits under the plans are calculated generally under a formula of 0.75% of final average earnings multiplied by service plus 0.4% of final average earnings in excess of covered compensation multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan limited to $160,000 as required by Section 401(a)(17) of the Code. As of January 1, 2000, the years of credited service for each of the Named Executive Officers were: Mr. Polaner, 12; Mr. Wenner, 10; Mr. Cantwell, 16; Mr. Burke, 9; and Mr. Brown, 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The Company is a wholly owned subsidiary of Holdings. The following table sets forth certain information as of February 29, 2000 with respect to the beneficial ownership of the 13% Series A Cumulative Preferred Stock, par value $0.01 per share, of Holdings ("Series A Preferred"), 13% Series B Cumulative Preferred Stock, par value $0.01 per share, of Holdings ("Series B Preferred"), Series C Senior Preferred Stock, par value $0.01 per share, of Holdings ("Series C Preferred") and the common stock, par value $0.01 per share, of Holdings ("Common Stock") by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Named Executive Officers and (iv) all directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.


                                                                    Number and Percent of Shares
                                                                    ----------------------------
Name of Beneficial Owner                     Common Stock(1)   Series A Preferred   Series B Preferred   Series C Preferred
------------------------                     ---------------   ------------------   ------------------   ------------------

Bruckmann, Rosser, Sherrill & Co.,                100,021.57            18,774.99            12,310.54             5,000.00
L.P. (2)(3)                                            85.1%                92.4%               100.0%                20.0%
  Two Greenwich Plaza
  Suite 100
  Greenwich, CT 06830
Canterbury Mezzanine Capital II, L.P.               9,857.92                -----                -----            15,000.00
(4) (5)                                                 8.8%                                                          60.0%
  600 Fifth Avenue
  23rd Floor
  New York, NY 10019
The CIT Group/Equity Investments, Inc.              3,285.97                -----                -----             5,000.00
(6)                                                     3.1%                                                          20.0%
  650 CIT Drive
  Livingston, NJ  07039
Leonard S. Polaner (7)                                 3,000                  145                -----                -----
                                                        2.9%                    *
David L. Wenner (7)                                    3,000                   20                -----                -----
                                                        2.9%                    *
David H. Burke (7)                                     3,000                   20                -----                -----
                                                        2.9%                    *
James H. Brown (7)                                     3,000                   20                -----                -----
                                                        2.9%                    *
Robert C. Cantwell (7)                                 3,000                   20                -----                -----
                                                        2.9%                    *
Thomas J. Baldwin (7)                                    500               110.44                -----                -----
                                                           *                    *
Alfred Poe (7)                                           500               110.44                -----                -----
                                                           *                    *
William F. Callahan III (7)                            1,450             1,050.94                -----                -----
                                                        1.4%                 5.2%



                                                                    Number and Percent of Shares
                                                                    ----------------------------
Name of Beneficial Owner                     Common Stock(1)   Series A Preferred   Series B Preferred   Series C Preferred
------------------------                     ---------------   ------------------   ------------------   ------------------

Harold O. Rosser II (7)(8)(9)                         381.56                71.61                47.01                19.09
                                                           *                    *                    *                    *
Stephen C. Sherrill (7)(8)(10)                      1,958.69               367.59               241.32                98.01
                                                        1.9%                 1.8%                 2.0%                    *
Nicholas B. Dunphy (11)(12)                            -----                -----                -----                -----
All directors and officers as a group
(11 persons) (7)(8)                                19,790.25             1,936.02               288.33               117.10
                                                       19.2%                 9.5%                 2.3%                    *
--------------------
*        Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
         In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 29, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)      Includes   shares  held  by  certain  other  entities  and  individuals affiliated  with BRS  (together  with BRS,  the "BRS  Investors").  BRS disclaims  beneficial  ownership  of  such  shares.  BRS  is a  limited partnership, the sole general partner of which is BRS Partners, Limited
         Partnership  ("BRS  Partners")  and the manager of which is  Bruckmann,
         Rosser, Sherrill & Co., Inc. ("BRS & Co."). The sole general partner of
         BRS Partners is BRSE  Associates,  Inc. ("BRSE  Associates").  Bruce C.
         Bruckmann, Harold O. Rosser II and Stephen C. Sherrill are stockholders of BRS & Co. and BRSE Associates and may be deemed to share  beneficial ownership  of the  shares  shown as  beneficially  owned  by BRS.  Such individuals disclaim beneficial ownership of any such shares.

(3) With respect to the Common Stock, such amount includes warrants to purchase 15,021.58 shares of Common Stock, exercisable within 60 days of February 29, 2000, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(4) Canterbury Mezzanine Capital II, L.P. ("Canterbury Mezzanine") is a limited partnership, the sole general partner of which is Canterbury
         Capital II, LLC ("Canterbury Capital"). Nicholas B. Dunphy holds a minor membership interest in Canterbury Mezzanine and a membership interest in Canterbury Capital and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Canterbury Mezzanine. Mr. Dunphy disclaims beneficial ownership of any such shares.

(5) With respect to the Common Stock, such amount includes warrants to purchase 9,857.92 shares of Common Stock, exercisable within 60 days of February 29, 2000, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(6) With respect to the Common Stock, such amount includes warrants to purchase 3,285.97 shares of Common Stock, exercisable within 60 days of February 29, 2000, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(7)      The  address of such  person is c/o  B&G Foods, Inc., 4 Gatehall Drive,
         Suite 110, Parsippany, New Jersey, 07054.

(8) With respect to Mr. Sherrill and Mr. Rosser, directors of the Company, excludes shares held by BRS and certain other entities and individuals affiliated with BRS, of which shares Mr. Sherrill and Mr. Rosser disclaim beneficial ownership.

(9) With respect to the Common Stock, such amount includes warrants to purchase 57.36 shares of Common Stock, exercisable within 60 days of February 29, 2000, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(10) With respect to the Common Stock, such amount includes warrants to purchase 294.46 shares of Common Stock, exercisable within 60 days of February 29, 2000, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(11) Excludes shares held by Canterbury Mezzanine, of which shares Mr.Dunphy disclaims beneficial ownership.

(12) The address of such person is c/o Canterbury Mezzanine Capital II, L.P., 600 Fifth Avenue, 23rd Floor, New York, New York 10019.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement and Registration Rights Agreement
--------------------------------------------------------

     The BRS Investors and certain members of the Company's Board of Directors and executive officers of the Company (collectively, the "Management Stockholders") are parties to that certain Amended and Restated Securities Holders Agreement dated December 22, 1999 among Holdings, the BRS Investors named therein, Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (the "Securities Holders Agreement") and the Registration Rights Agreement attached as Exhibit B to the Securities Holders Agreement.

BRS Management and Transaction Services Agreements
--------------------------------------------------

     The Company and Holdings are party to a management services agreement (the "BRS Management Agreement") with BRS & Co., the manager of BRS, pursuant to which BRS & Co. is paid $500,000 per annum for certain management, business and organizational strategy and merchant and investment banking services rendered to the Company and Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of the Company's products, development of business plans, the structure of the Company's debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the BRS Management Agreement are restricted by the terms of the Company's indenture governing its 9 5/8% Senior Subordinated Notes due 2007. The Company and BRS & Co. also are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of total transaction value. Additional transaction fees which were paid in fiscal 1998 and fiscal 1997 were (i) $500,000 upon the Nabisco Brands Acquisition in May 1997, (ii) $120,000 upon the Trappey's Acquisition in August 1997, and (iii) $250,000 upon the Maple Grove Acquisition in July 1998. The Company also paid transaction fees of $300,000 in connection with the Polaner Acquisition and $1,920,000 for the Heritage Brands Acquisition.

Eagle Rock Notes
----------------

     The Company's subsidiary, Roseland Distribution Company ("RDC"), is party to a lease (the "Roseland Lease") for its Roseland facility with 426 Eagle Rock Avenue Associates ("Eagle Rock"), a real estate partnership of which Leonard S. Polaner, the Company's Chairman, is the general partner. The Company paid $43,938 per month in rent in cash to Eagle Rock pursuant to a Memorandum of Agreement entered into in connection with the Roseland Lease, and an additional amount in the form of promissory notes payable to Eagle Rock (the "Eagle Rock Notes"), which are issued in an annual aggregate principal amount of $187,740. The Eagle Rock Notes matured and were paid off on the expiration date of the Roseland Lease, April 18, 1999, and had an interest rate equal to the rate, as of the issue date of an Eagle Rock Note, for Treasuries with a maturity of April 1999. The Eagle Rock Notes were not guaranteed by the Company. RDC's liability under the Eagle Rock Notes as of January 2, 1999 was $1,038,057. In the opinion of management, the terms of the Eagle Rock Notes and the Roseland Lease are at least as favorable to the Company as the terms that could have been obtained from unaffiliated third parties.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  (1)     FINANCIAL STATEMENTS.

          Independent Auditors' Report

          Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999.

          Consolidated Statements of Operations for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

          Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

          Notes to Consolidated Financial Statements.


          (2)      FINANCIAL STATEMENT SCHEDULE.

          Valuation and Qualifying Accounts.

     (b)  REPORTS ON FORM 8-K:

            None.

     (c)  EXHIBITS

       EXHIBIT NO.                              DESCRIPTION

--------------------     -------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the
                         Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as
                         Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference).
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                         3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                      Certificate  of  Incorporation  of BGH  Holdings,  Inc.
                         (Filed with the Securities  and Exchange  Commission as
                         Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5                      Intentionally omitted.
3.6                      Intentionally omitted.
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)


3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11                     Certificate of Incorporation of RWBW Acquisition  Corp.
                         (Filed with the Securities  and Exchange  Commission as
                         Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)


3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13                     Intentionally omitted.
3.14                     Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17                     Intentionally omitted.
3.18                     Intentionally omitted.
3.19                     Certificate of  Incorporation  of Burns & Ricker,  Inc.
                         (Filed with the Securities  and Exchange  Commission as
                         Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.20 Bylaws of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc. (the "Company"), BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch &
                         Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company (collectively, the "Guarantors") and The Bank of New York, as trustee (the "Trustee"). (Filed with the Securities and Exchange Commission as
                         Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit
                         4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1                     Registration  Rights  Agreement  dated as of August 11,
                         1997 by and among
                         the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit
                         10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                     Intentionally omitted.
10.4                     Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M. Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's
                         Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The

                         Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury
                         Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed herewith)
12.1                     Computation  of Ratio  of  Earnings  to  Fixed  Charges
                         (Filed herewith)
21.1                     Subsidiaries   of  the  Company   and  the   Additional
                         Registrants. (Filed herewith)
27.1                     Financial Data Schedule. (Filed herewith) I.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        B&G FOODS, INC.


                                        By: /s/  David L. Wenner
                                           ------------------------------------
                                            David L. Wenner
                                            Chief Executive Officer

Date:    March 2, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            NAME                                        TITLE                                   DATE
---------------------------------            ------------------------------------------   -------------

/s/  David L. Wenner                          President, Chief Executive Officer and      March 2, 2000
---------------------------------                Director (Principal Executive Officer)
David L. Wenner

/s/  Robert C. Cantwell                       Executive Vice President of Finance and     March 2, 2000
---------------------------------                Chief Financial Officer (Principal
Robert C. Cantwell                               Financial and Accounting Officer)

/s/  Thomas Baldwin
---------------------------------             Director                                    March 2, 2000
Thomas Baldwin


/s/  William F. Callahan III                  Director                                    March 2, 2000
---------------------------------
William F. Callahan III

/s/  Alfred Poe                               Director                                    March 2, 2000
---------------------------------
Alfred Poe

/s/  Harold O. Rosser                         Director                                    March 2, 2000
---------------------------------
Harold O. Rosser

/s/  Nicholas B. Dunphy                       Director                                    March 2, 2000
---------------------------------
Nicholas B. Dunphy

/s/  Stephen C. Sherrill                      Director                                    March 2, 2000
---------------------------------
Stephen C. Sherrill

/s/  Leonard S. Polaner                       Chairman of the Board of Directors          March 2, 2000
---------------------------------
Leonard S. Polaner

