Form 10-Q
period 2000-04-01
B&G FOODS INC
filed 2000-05-15
CIK 1049172

As filed with the Securities and Exchange Commission on May 15, 2000

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



   (Mark one)    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2000

                                       or


                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

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


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No

         As of May 1, 2000, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

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

                Notes to Consolidated Financial Statements.....................5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk...............................................11

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................11

         Item 2.    Changes in Securities and Use of Proceeds.................11

         Item 3.    Defaults Upon Senior Securities...........................11

         Item 4.    Submission of Matters to a Vote of Security Holders.......11

         Item 5.    Other Information.........................................11

         Item 6.    Exhibits and Reports on Form 8-K..........................12
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................16




                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                   Assets                                         April 1, 2000        January 1, 2000
                                                                  -------------        ---------------
                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                   $        4,191      $     7,745
      Trade accounts receivable, net                                      17,914           25,852
      Inventories                                                         73,012           71,913
      Prepaid expenses                                                     2,076            2,297
      Deferred income taxes                                                5,063            5,063
                                                                  -------------------------------
           Total current assets                                          102,256          112,870

Property, plant and equipment, net                                        41,611           41,615
Intangible assets, net                                                   309,732          312,143
Other assets                                                              10,016           10,429
                                                                  -------------------------------

                                                                  $      463,615      $   477,057
                                                                  ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                      $       15,306      $    11,552
      Trade accounts payable                                              16,231           23,640
      Accrued expenses                                                    13,356           18,057
      Due to related parties                                                  83              208
                                                                  -------------------------------
           Total current liabilities                                      44,976           53,457

Long-term debt                                                           325,513          329,340
Deferred income taxes 35,533                                              36,136
Other liabilities                                                             76               51
                                                                  -------------------------------
           Total liabilities                                             406,098          418,984

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital56,342                                          56,342
Retained earnings                                                          1,175            1,731
                                                                  -------------------------------
           Total stockholder's equity                                     57,517           58,073
                                                                  -------------------------------

                                                                  $      463,615      $   477,057
                                                                  ===============================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                   April 1, 2000     April 3, 1999

Net sales                                                             $   73,394       $   56,480
Cost of goods sold                                                        37,754           32,711
                                                                    -----------------------------

           Gross profit                                                   35,640           23,769

Sales, marketing, and distribution expenses                               24,589           16,978
General and administrative expenses                                        3,462            2,392
Management fees-related party                                                125               73
                                                                   ------------------------------

           Operating income                                                7,464            4,326

Other expense:
      Interest expense-related parties                                         0               15
      Interest expense                                                     8,623            5,046
                                                                ---------------------------------

           Loss before income tax benefit                                 (1,159)            (735)

Income tax benefit                                                          (603)            (360)
                                                                   -------------------------------

           Net loss                                                 $       (556)    $       (375)
                                                                    ==============================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                 April 1, 2000           April 3, 1999
                                                                 -------------           -------------

Cash flows from operating activities
      Net loss                                                    $  (556)           $       (375)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                            3,970                   2,457
           Deferred income tax benefit                               (603)                   (360)
           Amortization of deferred debt issuance costs               413                     221
           Changes in assets  and  liabilities,  net of  effects
              of  businesses acquired:
               Trade accounts receivable                            7,938                  (5,698)
               Inventories                                         (1,099)                  4,565
               Prepaid expenses                                       221                    (863)
               Other assets                                             0                     (37)
               Trade accounts payable                              (7,409)                 (2,749)
               Accrued expenses                                    (4,701)                   (470)
               Due to related parties                                (125)                   (253)
               Other liabilities                                       25                      -
                                                                  --------------------------------

               Net cash used in operating activities               (1,926)                 (3,562)
                                                                  --------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                            -                 (222,570)
      Capital expenditures                                         (1,555)                 (1,667)
                                                                  --------------------------------

               Net cash used in investing activities               (1,555)               (224,237)
                                                                  --------------------------------

                                   (continued)






                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                 April 1, 2000           April 3, 1999
                                                                 -------------           -------------

Cash flows from financing activities:
      Payments of long-term debt                                      (73)                (20,672)
      Proceeds from issuance of long-term debt                          -                 220,000
      Proceeds from capital contribution                                -                  35,000
      Payments of deferred debt issuance costs                          -                  (6,202)
                                                                 ---------------------------------

               Net cash (used in) provided by
                 financing activities                                 (73)                228,126
                                                                 --------------------------------

               (Decrease) increase in cash and
                 cash equivalents                                  (3,554)                    327

Cash and cash equivalents at beginning of period                    7,745                     599
                                                                 --------------------------------

Cash and cash equivalents at end of period                       $  4,191             $       926
                                                                 ================================

Supplemental disclosure of cash flow information
   Cash paid for:
        Interest                                                  $11,262               $   1,776
                                                                  =======               =========

        Income taxes                                              $    65               $       8
                                                                  =======               =========




                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 1, 2000 and the results of their operations and their cash flow for the thirteen week period ended April 1, 2000 and April 3, 1999.

         The results of operations for the thirteen week period ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         Acquisitions and Financing

         On February 5, 1999, the Company acquired certain assets of the Polaner and related brands (collectively, "Polaner") from International Home Foods, Inc. ("IHF"), for approximately $30,574, including transaction costs (the "Polaner Brands Acquisition"). Financing for the Polaner Brands Acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's then existing $50,000 senior secured credit facility.

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


         Facility, together with an additional $35,000 of equity from Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's then existing $50,000 senior secured credit facility.

         The acquisitions described above have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the acquisitions described above are being amortized over 40 and 31-32 years, respectively.

         Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen weeks ended April 3, 1999 presents the results of operations of the Company as if the Polaner Brands Acquisition and the Heritage Brands Acquisition had occurred as of the beginning of the period presented. In addition to including the results of operations of such acquisitions, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. Net sales and net income for the thirteen-week period ended April 1, 2000 are not presented below because the Company's actual results reflect such acquired businesses for such thirteen-week period.

                                        Thirteen Weeks Ended
                                            April 3, 1999
                                        --------------------
         Net sales                          $   82,469
         Net income                              1,761

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions, had occurred at the beginning of the period presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories consist of the following:
                                           April 1, 2000     January 1, 2000
                                           -------------     ---------------
         Raw materials and packaging       $   18,251         $    19,319
         Work in process                        1,282               1,513
         Finished goods                        53,479              51,081
                                           ----------         -----------

                                           $   73,012         $    71,913
                                           ==========         ===========

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(4)      Debt

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The proceeds of the Notes were used to repay certain outstanding debt, finance certain acquisitions, and for general corporate purposes. As part of a registration rights agreement dated August 11, 1997 entered into with the initial purchasers of the Notes, the Company agreed to offer to exchange an aggregate principal amount of up to $120,000 of its 9.625% Senior Subordinated Notes due 2007 (the "New Notes") for a like principal amount of the Notes outstanding (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on February 6, 1998.

         On March 15, 1999, the Company entered into a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's then existing senior secured credit facility which had been used for the Polaner Brands Acquisition and the Company's July 17, 1998 acquisition of Maple Grove Farms of Vermont, Inc. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at April 1, 2000.

         At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended April 1, 2000 compared to 13 week period ended April 3, 1999.

         Net Sales. Net sales increased $16.9 million or 29.9% to $73.4 million for the thirteen week period ended April 1, 2000 (the "2000 Quarterly Period") from $56.5 million for the thirteen week period ended April 3, 1999 (the "1999 Quarterly Period"). The net sales increase included $19.5 million in the aggregate of incremental sales due to the Polaner Brands Acquisition and the Heritage Brands Acquisition that did not exist prior to these acquisitions. Sales of the Company's Burns & Ricker Snack Foods, Trappey's products, B&G pickles and peppers and Vermont Maid pancake syrups decreased $0.9 million, $0.7 million, $0.5 million and $0.3 million or 14.3%, 15.2%, 4.8% and 23.0%, respectively. All other brands decreased $0.2 million or 0.2%.

         Gross Profit. Gross profit increased $11.9 million or 49.9% to $35.6 million for the 2000 Quarterly Period from $23.8 million for the 1999 Quarterly Period. Gross profit expressed as a percentage of net sales increased to 48.6% in the 2000 Quarterly Period from 42.1% in the 1999 Quarterly Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Company's Polaner and Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $7.6 million or 44.8% to $24.6 million in the 2000 Quarterly Period from $17.0 million in the 1999 Quarterly Period. Such expenses expressed as a percentage of net sales increased to 33.5% in the 2000 Quarterly Period from 30.1% in the 1999 Quarterly Period as a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition. These acquisitions accounted for $7.6 million of the increase. Trade promotion spending increased $0.2 million on the Regina brands and $0.1 million on Burns & Ricker Snack Foods. All other expenses decreased $0.3 million or 1.2%.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased $1.1 million or 45.5% to $3.6 million for the 2000 Quarterly Period from $2.5 million for the 1999 Quarterly Period, primarily due to increased amortization of intangibles of $1.2 million associated with the Polaner Brands Acquisition and the Heritage Brands Acquisition offset by a decrease in operating expenses of $0.1 million.

         Operating Income. As a result of the foregoing, operating income increased $3.1 million or 72.5% to $7.5 million in the 2000 Quarterly Period from $4.3 million in the 1999 Quarterly Period. Operating income expressed as a percentage of net sales increased to 10.2% in the 2000 Quarterly Period from 7.7% in the 1999 Quarterly Period.

         Interest Expense. Interest expense increased $3.6 million to $8.6 million for the 2000 Quarterly Period from $5.1 million in the 1999 Quarterly Period as a result of the additional debt incurred by the Company to fund the Polaner Brands Acquisition and the Heritage Brands Acquisition.

         Income Tax Benefit. Income tax benefit for the 2000 Quarterly Period was $0.6 million as compared with $0.4 million in the 1999 Quarterly Period. The Company's effective tax rate for the 2000 Quarterly Period was 52.0% as compared with 49.0% in the 1999 Quarterly Period.

         Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the thirteen weeks ended April 1, 2000 and April 3, 1999 is calculated as follows (dollars in thousands):

                                                Thirteen weeks ended
                                                --------------------
                                            April 1, 2000    April 3, 1999
                                            -------------    -------------

Net loss                                       $  (0.6)       $    (0.4)
Depreciation and amortization                      4.0              2.5
Income tax benefit                                (0.6)            (0.4)
Interest expense                                   8.6              5.1
                                                 -----           ------
   EBITDA                                       $ 11.4            $ 6.8
                                                ======            =====


Liquidity and Capital Resources

Cash Flows

         Cash used in operating activities decreased $1.6 million to $1.9 million for the 2000 Quarterly Period from $3.6 million in the 1999 Quarterly Period. The decrease is primarily a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition offset by decreases in receivables in relation to sales. Working capital at April 1, 2000 was $57.3 million, a decrease of $2.1 million over working capital at January 1, 2000 of $59.4 million. The decrease in working capital is due to a portion of long term debt becoming current offset by a decrease in accounts payable and accrued expenses.

         Net cash used in investing activities for the 2000 Quarterly Period was $1.6 million as compared to $224.2 million for the 1999 Quarterly Period. Investment expenditures during the 1999 Quarterly Period included $30.6 million for the Polaner Brands Acquisition and $192.0 million for the Heritage Brands Acquisition. Capital expenditures during the 2000 Quarterly Period of $1.6 million included purchases of manufacturing and computer equipment and were $0.1 million below the $1.7 million in expenditures for the 1999 Quarterly Period.

         Net cash used in financing activities for the 2000 Quarterly Period was $0.1 million as compared to net cash provided by financing activities of $228.1 million for the 1999 Quarterly Period. The net cash provided by financing activities for the 1999 Quarterly Period was obtained primarily from proceeds from the issuance of long-term debt and equity to finance the Polaner Brands Acquisition and the Heritage Brands Acquisition.

Acquisitions

         The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense has increased significantly as a result of additional indebtedness the Company has incurred as a result of its recent acquisitions, and will increase with any additional indebtedness the Company may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Debt

         On August 11, 1997, the Company issued $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The proceeds of the Notes were used to repay certain outstanding debt, finance certain acquisitions, and for general corporate purposes. As part of a registration rights agreement dated August 11, 1997 entered into with the initial purchasers of the Notes, the Company agreed to offer to exchange an aggregate principal amount of up to $120,000 of its 9.625% Senior Subordinated Notes due 2007 (the "New Notes") for a like principal amount of the Notes outstanding (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on February 6, 1998.

         On March 15, 1999, the Company entered into a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. The proceeds of the Term Loan Facilities, together with an additional $35,000 of equity from BRS, were used to fund the Heritage Brands Acquisition and refinance borrowings under the Company's then existing senior secured credit facility which had been used for the Polaner Brands Acquisition and the Company's July 17, 1998 acquisition of Maple Grove Farms of Vermont, Inc. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at April 1, 2000.

         At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

Future Capital Needs

         The Company is highly leveraged. On April 1, 2000, the Company's total long-term debt (including current installments) and stockholder's equity was $340.8 million and $57.5 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at April 1, 2000, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Seasonality

         Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter. The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers, olives and other related specialty items during the period from July 1, to October 31, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of April 1, 2000, the Company's only variable rate borrowings were under the Term Loan Facilities that bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at April 1, 2000, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.


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

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


       EXHIBIT NO.                            DESCRIPTION

--------------------        ----------------------------------------------------
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

3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13                        Intentionally omitted.
3.14                        Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit
                            3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17                        Intentionally omitted.
3.18                        Intentionally omitted.
3.19                        Certificate of Incorporation of Burns & Ricker, Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.20 Bylaws of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc. (the "Company"), BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company (collectively, the "Guarantors") and The Bank of New York, as trustee (the "Trustee"). (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2                         Form of the  Company's  9%  Senior  Notes  due 2007.
                            (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally omitted.
10.4                        Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                            Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent. (Filed herewith)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed herewith)
27.1                        Financial Data Schedule. (Filed herewith)

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2000            B&G FOODS, INC.




                                 By:   /s/ Robert C. Cantwell
                                     ------------------------------------------
                                     Robert C. Cantwell
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer and Authorized Officer)

                                  EXHIBIT INDEX




       EXHIBIT NO.                           DESCRIPTION

-----------------------     ----------------------------------------------------
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

                            Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally omitted.
10.4                        Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11                       Revolving  Credit  Agreement,  dated as of March 15,
                            1999, among B&G

                            Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and
                            incorporated        herein       by       reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent. (Filed herewith)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed herewith)
27.1                        Financial Data Schedule. (Filed herewith)