Form 10-Q
period 2000-07-01
B&G FOODS INC
filed 2000-08-04
CIK 1049172

As filed with the Securities and Exchange Commission on August 4, 2000

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



  (Mark one)   Quarterly Report Pursuant to Section 13 or 15(d)
    [X]             of the Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2000

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
    [ ]               of the Securities Exchange Act of 1934

               For the transition period from ________ to _______.

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


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 1, 2000, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.


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

                Consolidated Statements of Operations..........................2

                Consolidated Statements of Cash Flows..........................3

                Notes to Consolidated Financial Statements.....................5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk...............................................13

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................14

         Item 2.    Changes in Securities and Use of Proceeds.................14

         Item 3.    Defaults Upon Senior Securities...........................14

         Item 4.    Submission of Matters to a Vote of Security Holders.......14

         Item 5.    Other Information.........................................14

         Item 6.    Exhibits and Reports on Form 8-K..........................15
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................20


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                   Assets                                          July 1, 2000        January 1, 2000
                                                                   ------------        ---------------
                                                                    (Unaudited)

Current assets:
      Cash and cash equivalents                                  $         8,575      $     7,745
      Trade accounts receivable, net                                      25,153           25,852
      Inventories                                                         66,157           71,913
      Prepaid expenses                                                     2,641            2,297
      Deferred income taxes                                                5,063            5,063
                                                                 --------------------------------
           Total current assets                                          107,589          112,870

Property, plant and equipment, net                                        42,593           41,615
Intangible assets, net                                                   307,356          312,143
Other assets                                                              10,805           10,429
                                                                 --------------------------------

                                                                  $      468,343      $   477,057
                                                                  ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                     $        15,534      $    11,552
      Trade accounts payable                                              20,696           23,640
      Accrued expenses                                                    14,906           18,057
      Due to related parties                                                 208              208
                                                                 --------------------------------
           Total current liabilities                                      51,344           53,457

Long-term debt                                                           321,466          329,340
Deferred income taxes                                                     36,772           36,136
Other liabilities                                                            100               51
                                                                 --------------------------------
           Total liabilities                                             409,682          418,984

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,342           56,342
Retained earnings                                                          2,319            1,731
                                                                 --------------------------------
           Total stockholder's equity                                     58,651           58,073
                                                                 --------------------------------

                                                                 $       468,343      $   477,057
                                                                 ================================

                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)



                                                       Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                   July 1, 2000     July 3, 1999      July 1, 2000     July 3, 1999
                                                   ------------     ------------      ------------     ------------


Net sales                                           $   95,767        $   97,620      $   169,161      $   154,100
Cost of goods sold                                      49,874            50,965           87,628           83,676
                                                    ----------------------------      -----------------------------

           Gross profit                                 45,893            46,655           81,533           70,424

Sales, marketing, and distribution expenses             30,780            30,338           55,369           47,316
General and administrative expenses                      3,226             4,389            6,688            6,781
Management fees-related party                              125               125              250              198
Special charge-severance                                   250               -                250              -
                                                    ----------------------------      -----------------------------

           Operating income                             11,512            11,803           18,976           16,129

Other expense:
      Interest expense-related parties                       0                 0                0               15
      Interest expense                                   9,129             8,019            17,752          13,065
                                                    ----------------------------      -----------------------------

           Income before income tax expense              2,383             3,784            1,224            3,049

Income tax expense                                       1,239             1,854              636            1,494
                                                    ----------------------------      -----------------------------

           Net income                               $    1,144        $    1,930      $       588      $     1,555
                                                    ============================      ============================

                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Twenty-six Weeks Ended
                                                                  July 1, 2000            July 3, 1999
                                                                  ------------            ------------

Cash flows from operating activities
      Net income                                                   $  588           $       1,555
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                            7,712                   7,040
           Deferred income tax benefit                                636                   1,494
           Amortization of deferred debt issuance costs               887                     640
           Changes in assets  and  liabilities,  net of
              effects  of  businesses acquired:
               Trade accounts receivable                              699                  (9,576)
               Inventories                                          5,756                   2,343
               Prepaid expenses                                      (344)                    (75)
               Other assets                                            (1)                    (42)
               Trade accounts payable                              (2,944)                  2,174
               Accrued expenses                                    (3,151)                  2,988
               Due to related parties                                   -                    (528)
               Other liabilities                                       49                      13
                                                              -----------------------------------

               Net cash provided by operating activities            9,887                   8,026
                                                              -----------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                             -                (224,413)
      Capital expenditures                                         (3,903)                 (3,920)
                                                              ------------------------------------

               Net cash used in investing activities               (3,903)               (228,333)
                                                              ------------------------------------

                                   (continued)


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                                         Twenty-six Weeks Ended
                                                                July 1, 2000           July 3, 1999
                                                                ------------           ------------

Cash flows from financing activities:
      Payments of long-term debt                                   (3,892)                (20,627)
      Proceeds from issuance of long-term debt                          -                 216,600
      Proceeds from capital contribution                                -                  35,000
      Payments of deferred debt issuance costs                     (1,262)                 (6,446)
                                                                 --------------------------------

               Net cash (used in) provided by
                 financing activities                              (5,154)                224,457
                                                                 --------------------------------

               Increase in cash and
                 cash equivalents                                     830                   4,150

Cash and cash equivalents at beginning of period                    7,745                     599
                                                                 --------------------------------

Cash and cash equivalents at end of period                       $  8,575              $    4,749
                                                                 ================================

Supplemental disclosure of cash flow information -
      Cash paid for:
        Interest                                                 $ 16,687              $   12,554
                                                                 ================================

        Income taxes                                             $    625              $       13
                                                                 ================================


                 See notes to consolidated financial statements.



                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 1, 2000 and the results of their operations and their cash flow for the thirteen and twenty-six week periods ended July 1, 2000 and July 3, 1999.

         The results of operations for the thirteen and twenty-six week periods ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2000.

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

         Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter. The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers, olives and other related specialty items during the months of July through October, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.


         (Continued)

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


Pro Forma Summary of Operations

         On February 5, 1999, the Company acquired certain assets of the Polaner and related brands (collectively, "Polaner") from International Home Foods, Inc. for approximately $30,574, including transaction costs (the "Polaner Brands Acquisition"). On March 15, 1999, through a subsidiary, the Company acquired the assets of the Heritage Portfolio of Brands ("Heritage") from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. for approximately $194,126, including transaction costs (the "Heritage Brands Acquisition"). The following unaudited pro forma summary of operations for the twenty-six weeks ended July 3, 1999 presents the results of operations of the Company as if the Polaner Brands Acquisition and the Heritage Brands Acquisition had occurred as of the beginning of the period presented. In addition to including the results of operations of such acquisitions, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. Net sales and net income for the thirteen and twenty-six week periods ended July 1, 2000 and thirteen week period ended July 3, 1999 are not presented below because the Company's actual results reflect such acquired businesses for such periods.

                                            Twenty-six Weeks Ended
                                                   July 3, 1999
                                            ----------------------

         Net sales                                $ 180,089
         Net income                                   3,966

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions, had occurred at the beginning of the period presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories consist of the following:

                                            July 1, 2000      January 1, 2000
                                            ------------      ---------------

         Raw materials and packaging        $     22,211      $       19,319
         Work in process                             939               1,513
         Finished goods                           43,007              51,081
                                             ------------     ---------------

                                            $     66,157      $       71,913
                                            ============      ==============

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(4)      Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior
         Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at July 1, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended July 1, 2000 compared to 13 week period ended July 3, 1999.

         Net Sales. Net sales decreased $1.9 million or 1.9% to $95.8 million for the thirteen week period ended July 1, 2000 (the "2000 Quarterly Period") from $97.6 million for the thirteen week period ended July 3, 1999 (the "1999 Quarterly Period"). Sales of the Company's Polaner brands, B&G branded pickles and peppers and B&M branded baked beans decreased $2.9 million, $1.2 million and $0.7 million or 19.4%, 6.9% and 4.2%, respectively. Sales of the Company's Vermont Maid branded pancake syrups, Burns & Ricker branded snack foods and Ac'cent branded flavor enhancers increased $0.7 million, $0.6 million and $0.5 million or 81.8%, 10.0% and 13.8%, respectively. The Company's other brands collectively increased $1.1 million or 3.0%.

         Gross Profit. Gross profit decreased $0.8 million or 1.6% to $45.9 million for the 2000 Quarterly Period from $46.7 million in the 1999 Quarterly Period. Gross profit expressed as a percentage of net sales increased to 47.9% for the 2000 Quarterly Period from 47.8% in the 1999 Quarterly Period. The increase as a percentage of net sales was due to a favorable shift in the sales mix to the Company's higher gross profit margin brands from the Company's lower gross profit margin brands.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $0.4 million or 1.5% to $30.8 million in the 2000 Quarterly Period from $30.3 million in the 1999 Quarterly Period. Such expenses expressed as a percentage of net sales increased to 32.1% in the 2000 Quarterly Period from 31.1% in the 1999 Quarterly Period. Trade promotion spending increased $2.0 million or 12.1%. The increase in promotional spending includes a $2.8 million increase in spending on the Heritage brands, which was partially offset by a decrease in promotional spending of $1.2 million on B&G branded pickles and peppers. Increases in promotional spending for the Company's other brands, taken as a whole, accounted for the remaining $0.4 million increase. Brokerage expenses decreased $0.3 million or 11.2%, reflecting a reduced ongoing brokerage percentage. Distribution expenses decreased $1.2 million or 18.9%. All other expenses decreased $0.1 million.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) decreased $1.2 million or 25.8% to $3.4 million for the 2000 Quarterly Period from $4.5 million for the 1999 Quarterly Period, primarily due to a decrease in amortization of certain transitional charges of $0.6 million related to the Heritage Brands Acquisition along with a decrease in operating expenses of $0.5 million.

         Operating Income. As a result of the foregoing, operating income decreased $0.3 million or 2.5% to $11.5 million for the 2000 Quarterly Period from $11.8 million for the 1999 Quarterly Period, primarily due to the restructuring charges of $0.3 million incurred in the 2000 Quarterly Period. Operating income expressed as a percentage of net sales decreased to 12.0% in the 2000 Quarterly Period from 12.1% in the 1999 Quarterly Period.

         Interest Expense. Interest expense increased $1.1 million to $9.1 million for the 2000 Quarterly Period from $8.0 million in the 1999 Quarterly Period as a result of increased interest rates during the 2000 Quarterly Period and additional debt financing costs incurred to amend certain covenants relating to the Senior Secured Credit Facility.

         Income Tax Expense. Income tax expense for the 2000 Quarterly Period was $1.2 million as compared to $1.9 million in the 1999 Quarterly Period. The Company's effective tax rate for the 2000 Quarterly Period was 52.0% as compared to 49.0% in the 1999 Quarterly Period.

         Because of the highly leveraged status of the Company, earnings before severance charges, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA from continuing operations for the thirteen weeks ended July 1, 2000 and July 3, 1999 is calculated as follows (dollars in thousands):

                                              Thirteen weeks ended
                                          July 1, 2000     July 3, 1999
                                          ------------     ------------

Net income                                    $  1.1         $    1.9
Depreciation and amortization                    3.7              4.6
Income tax expense                               1.3              1.9
Interest expense                                 9.1              8.0
                                             -------          -------
EBITDA                                          15.2             16.4
Special charge-severance                         0.3              0.0
                                             -------         --------
Adjusted EBITDA                               $ 15.5           $ 16.4
                                              ======           ======

26 week period ended July 1, 2000 compared to 26 week period ended July 3, 1999.

         Net Sales. Net sales increased $15.1 million or 9.8% to $169.2 million for the twenty-six week period ended July 1, 2000 (the "2000 Year-to-Date Period") from $154.1 million for the twenty-six week period ended July 3, 1999 (the "1999 Year-to-Date Period"). The net sales increase included $19.5 million in the aggregate of incremental sales of products acquired in the Polaner Brands Acquisition and the Heritage Brands Acquisition. Sales of the Company's Vermont Maid branded pancake syrups and Ac'cent branded flavor enhancers increased $0.4 million and $0.5 million or 16.9% and 13.8%, respectively. Sales of the Company's Polaner brands, B&G branded pickles and peppers, B&M branded baked beans and Trappey's products decreased $2.9 million, $1.8 million, $0.7 million and $0.6 million or 19.4%, 6.1%, 4.2% and 6.3%, respectively. The Company's other brands collectively increased $0.7 million.

         Gross Profit.  Gross profit  increased  $11.1 million or 15.8% to $81.5 million for the 2000 Year-to-Date Period from $70.4 million for the 1999 Year-to-Date Period. Gross profit expressed as a percentage of net sales increased to 48.2% in the 2000 Year-to-Date Period from 45.7% in the 1999 Year-to-Date Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Company's Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $8.1 million or 17.0% to $55.4 million in the 2000 Year-to-Date Period from $47.3 million in the 1999 Year-to-Date Period. Such expenses expressed as a percentage of net sales increased to 32.7% in the 2000 Year-to-Date Period from 30.7% in the 1999 Year-to-Date Period primarily as a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition. Additional expenses relating to these acquisitions accounted for $7.6 million of the increase. Trade promotion spending increased $2.1 million or 11.8%. The increase in promotional spending includes increases in spending on the Heritage brands, Regina branded vinegars and cooking wines and Vermont Maid branded pancake syrups of $2.8 million, $0.3 million and $0.3 million, respectively, which was partially offset by a decrease in promotional spending of $1.3 million on B&G branded pickles and peppers. Distribution expenses decreased $1.1 million or 12.1%. All other expenses decreased $0.5 million.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) decreased $0.1 million or 0.6% to $6.9 million for the 2000 Year-to-Date Period from $7.0 million for the 1999 Year-to-Date Period. Such decrease was due to a decrease in operating expenses of $0.7 million, which was partially offset by increased amortization of intangibles in the amount of $0.6 million associated with the Polaner Brands Acquisition and the Heritage Brands Acquisition.

         Operating Income. As a result of the foregoing, operating income increased $2.8 million or 17.7% to $19.0 million in the 2000 Year-to-Date Period from $16.1 million in the 1999 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 11.2% in the 2000 Year-to-Date Period from 10.5% in the 1999 Year-to-Date Period.

         Interest Expense. Interest expense increased $4.7 million to $17.8 million for the 2000 Year-to-Date Period from $13.1 million in the 1999 Year-to-Date Period primarily as a result of increased interest rates during the 2000 Year-to-Date Period and the additional debt incurred by the Company to fund the Polaner Brands Acquisition and the Heritage Brands Acquisition.

         Income Tax Expense. Income tax expense for the 2000 Year-to-Date Period was $0.6 million as compared to $1.5 million in the 1999 Year-to-Date Period. The Company's effective tax rate for the 2000 Year-to-Date Period was 52.0% as compared to 49.0% in the 1999 Year-to-Date Period.

         The Company's Adjusted EBITDA for the twenty-six weeks ended July 1, 2000 and July 3, 1999 is calculated as follows (dollars in thousands):

                                           Twenty-six weeks ended
                                        July 1, 2000     July 3, 1999
                                        ------------     ------------

Net income                                  $  0.5         $    1.6
Depreciation and amortization                  7.7              7.0
Income tax expense                             0.7              1.5
Interest expense                              17.7             13.1
                                            ------          -------
EBITDA                                        26.6             23.2
Special charge-severance                       0.3              0.0
                                            ------          -------
Adjusted EBITDA                             $ 26.9          $  23.2
                                            ======          =======

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $1.9 million to $9.9 million for the 2000 Year-to-Date Period from $8.0 million in the 1999
Year-to-Date Period. The increase was primarily due to increased operating activities as a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition along with decreases in receivables in relation to sales. Working capital at July 1, 2000 was $56.2 million, a decrease of $3.2 million over working capital at January 1, 2000 of $59.4 million. The decrease in working capital was due to a portion of long term debt becoming current which was partially offset by decreases in inventory, accounts payable and accrued expenses and an increase in cash and cash equivalents.

         Net cash used in investing activities for the 2000 Year-to-Date Period was $3.9 million as compared to $228.3 million for the 1999 Year-to-Date Period. Investment expenditures during the 1999 Year-to-Date Period included $30.6 million for the Polaner Brands Acquisition and $193.8 million for the Heritage Brands Acquisition. Capital expenditures during the 2000 Year-to-Date Period of $3.9 million included purchases of manufacturing and computer equipment and were equal to the $3.9 million in similar capital expenditures for the 1999 Year-to-Date Period.

         Net cash used in financing activities for the 2000 Year-to-Date Period was $5.1 million as compared to net cash provided by financing activities of $224.5 million for the 1999 Year-to-Date Period. The net cash used by financing activities for the 2000 Year-to-Date Period included payments of $3.8 million due on the Term Loan A and $1.2 million of deferred debt issuance costs incurred to amend the Senior Secured Credit Facility, along with monthly capital lease payments of $0.1 million. The net cash provided by financing activities for the 1999 Year-to-Date Period was obtained primarily from proceeds from the issuance of long-term debt and equity to finance the Polaner Brands Acquisition and the Heritage Brands Acquisition.

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

Special charge-severance

         During the second quarter of 2000, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated. At July 1, 2000, all amounts related to such severance charge were paid.

Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at July 1, 2000.

         At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

Future Capital Needs

         The Company is highly leveraged. On July 1, 2000, the Company's total long-term debt (including current installments) and stockholder's equity was $337.0 million and $58.7 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at July 1, 2000, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Other Matters

         The Company entered into an Agreement dated as of June 8, 2000 with Emeril's Food of Love Productions, LLC ("Emeril") pursuant to which the Company and Emeril agreed to create a signature line of seasonings, salad dressings, basting sauce marinades and pepper sauces which will be marketed under the new label, Emeril's Original.

Seasonality

         Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter. The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers, olives and other related specialty items during the months of July through October, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, requiring implementation of the provisions of SFAS No. 133 for all quarters of all fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 amending certain accounting and reporting standards of SFAS No. 133. These Statements should have no material impact on the Company's consolidated financial statements.

         At the recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records coupons in sales, marketing and distribution expenses, and upon implementation will reclassify current and prior period coupon expense as a reduction of net sales. The implementation of the EITF consensus will affect classification in the consolidated statement of operations, but will not have any effect on the Company's net income. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of July 1, 2000, the Company's only variable rate borrowings were under the Term Loan Facilities that bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at July 1, 2000, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


       EXHIBIT NO.                           DESCRIPTION
--------------------------------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as
                            Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
3.1                         Certificate  of  Incorporation  of  B&G  Foods, Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                         Certificate  of  Incorporation of BGH Holdings, Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5                         Intentionally omitted.
3.6                         Intentionally omitted.
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.9                         Certificate    of    Incorporation   for   Bloch   &
                            Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13                        Intentionally omitted.
3.14                        Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit
                            3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17                        Intentionally omitted.
3.18                        Intentionally omitted.
3.19                        Certificate of Incorporation of Burns & Ricker, Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.20 Bylaws of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 by and among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2                         Form  of the  Company's 9%  Senior  Notes  due 2007.
                            (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally omitted.
10.4                        Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6                        Sales and Distribution Agreement dated as of
                            March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The

                            Bank of New York,  as  Documentation  Agent,  Heller
                            Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999
                            and  incorporated   herein  by  reference)
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and
                            incorporated        herein       by       reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and
                            incorporated        herein       by       reference)
27.1                        Financial  Data Schedule. (Filed herewith)

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated June 22, 2000 and filed on June 27, 2000, reporting that the Company and Emeril's Food of Love Productions, LLC entered into an Agreement as of June 8, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 4, 2000    B&G FOODS, INC.




                         By:  /s/ Robert C. Cantwell
                            ------------------------
                            Robert C. Cantwell
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and
                             Authorized Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                                  DESCRIPTION
-----------------           ----------------------------------------------------
2.1                         Stock Purchase Agreement, dated July 2, 1998, by and
                            among  BGH  Holdings,  Inc.,  Maple  Grove  Farms of
                            Vermont, Inc., Up Country Naturals of Vermont, Inc.,
                            Les  Produits  Alimentaires  Jacques  et Fils  Inc.,
                            William F.  Callahan  and Ruth M.  Callahan.  (Filed
                            with  the  Securities  and  Exchange  Commission  as
                            Exhibit 2.1 to  Commission  Filing No.  333-39813 on
                            August 3, 1998 and incorporated herein by reference)
2.2                         Asset Purchase Agreement, dated as of January 12,
                            1999, by and among  Roseland  Distribution  Company,
                            International Home Foods, Inc. and M. Polaner,  Inc.
                            (Filed with the Securities  and Exchange  Commission
                            as  Exhibit  1 to the  Company's  Report on Form 8-K
                            filed February 19, 1999 and  incorporated  herein by
                            reference)
2.3                         Asset  and  Stock  Purchase  Agreement,  dated as of
                            January  28,  1999,   by  and  among  The  Pillsbury
                            Company,  Indivined  B.V., IC  Acquisition  Company,
                            Heritage  Acquisition  Corp. and, as guarantor,  B&G
                            Foods,  Inc.  (Filed as Exhibit 2.1 to the Company's
                            Report  on  Form  8-K   filed   April  1,  1999  and
                            incorporated herein by reference)
3.1                         Certificate  of  Incorporation  of  B&G  Foods, Inc.
                            (Filed with the Securities  and Exchange  Commission
                            as Exhibit 3.1 to  Amendment  No. 1 to  Registration
                            Statement  No.  333-39813  on January  14,  1998 and
                            incorporated  herein by reference)
3.2                         Bylaws of B&G Foods, Inc. (Filed with the Securities
                            and Exchange  Commission as Exhibit 3.2 to Amendment
                            No. 1 to  Registration  Statement  No.  333-39813 on
                            January   14,  1998  and   incorporated   herein  by
                            reference)
3.3                         Certificate of  Incorporation  of BGH Holdings, Inc.
                            (Filed with the Securities  and Exchange  Commission
                            as Exhibit 3.3 to  Amendment  No. 1 to  Registration
                            Statement  No.  333-39813  on January  14,  1998 and
                            incorporated  herein by reference)
3.4                         Bylaws  of  BGH  Holdings,   Inc.  (Filed  with  the
                            Securities and Exchange Commission as Exhibit 3.4 to
                            Amendment  No.  1  to  Registration   Statement  No.
                            333-39813  on  January  14,  1998  and  incorporated
                            herein by reference)
3.5                         Intentionally omitted.
3.6                         Intentionally omitted.
3.7                         Certificate   of  Incorporation  of  Trappey's  Fine
                            Foods,  Inc. (Filed with the Securities and Exchange
                            Commission  as  Exhibit  3.7 to  Amendment  No. 1 to
                            Registration  Statement No. 333-39813 on January 14,
                            1998  and  incorporated  herein  by  reference)
3.8                         Bylaws of Trappey's Fine Foods, Inc. (Filed with the
                            Securities and Exchange Commission as Exhibit 3.8 to
                            Amendment  No.  1  to  Registration   Statement  No.
                            333-39813  on  January  14,  1998  and  incorporated
                            herein   by
                            reference)
3.9                         Certificate    of    Incorporation   for   Bloch   &
                            Guggenheimer,  Inc.  (Filed with the  Securities and
                            Exchange  Commission as Exhibit 3.9 to Amendment No.
                            1 to Registration Statement No. 333-39813 on January
                            14, 1998 and incorporated  herein by reference)
3.10                        Bylaws of Bloch & Guggenheimer, Inc. (Filed with the
                            Securities  and Exchange  Commission as Exhibit 3.10
                            to Amendment  No. 1 to  Registration  Statement  No.
                            333-39813  on  January  14,  1998  and  incorporated
                            herein  by  reference)
3.11                        Certificate  of  Incorporation  of  RWBW Acquisition
                            Corp.   (Filed  with  the  Securities  and  Exchange
                            Commission  as Exhibit  3.11 to  Amendment  No. 1 to
                            Registration  Statement No. 333-39813 on January 14,
                            1998   and   incorporated   herein   by   reference)
3.12                        Bylaws  of  RWBW Acquisition  Corp.  (Filed with the
                            Securities  and Exchange  Commission as Exhibit 3.12
                            to Amendment  No. 1 to  Registration  Statement  No.
                            333-39813  on  January  14,  1998  and  incorporated
                            herein  by  reference)
3.13                        Intentionally omitted.
3.14                        Intentionally omitted.
3.15                        Certificate    of    Incorporation    of    Roseland
                            Distribution Company. (Filed with the Securities and
                            Exchange Commission as Exhibit 3.15 to Amendment No.
                            1 to Registration Statement No. 333-39813 on January
                            14,  1998  and  incorporated  herein  by  reference)
3.16                        Bylaws of Roseland Distribution Company. (Filed with
                            the  Securities  and Exchange  Commission as Exhibit
                            3.16 to Amendment  No. 1 to  Registration  Statement
                            No.  333-39813 on January 14, 1998 and  incorporated
                            herein  by  reference)
3.17                        Intentionally omitted.
3.18                        Intentionally omitted.
3.19                        Certificate of Incorporation of Burns & Ricker, Inc.
                            (Filed with the Securities  and Exchange  Commission
                            as Exhibit 3.19 to Amendment  No. 1 to  Registration
                            Statement  No.  333-39813  on January  14,  1998 and
                            incorporated        herein       by       reference)
3.20                        Bylaws  of  Burns  &  Ricker,  Inc. (Filed  with the
                            Securities  and Exchange  Commission as Exhibit 3.20
                            to Amendment  No. 1 to  Registration  Statement  No.
                            333-39813  on  January  14,  1998  and  incorporated
                            herein by reference)
4.1                         Indenture  dated as of August 11,  1997 by and among
                            B&G  Foods,   Inc.,   BGH   Holdings,   Inc.,   RWBW
                            Acquisition  Corp.,  BRH  Holdings,  Inc.,  Bloch  &
                            Guggenheimer,  Inc., Roseland  Distribution Company,
                            Burns & Ricker, Inc., Roseland Manufacturing,  Inc.,
                            RWBW Brands  Company,  and The Bank of New York,  as
                            trustee.  (Filed with the  Securities  and  Exchange
                            Commission as Exhibit 4.1 to Registration  Statement
                            No.  333-39813 on November 7, 1997 and  incorporated
                            herein by reference)
4.2                         Form of the  Company's  9%  Senior  Notes  due 2007.
                            (Filed with the Securities  and Exchange  Commission
                            as  Exhibit  4.1  to   Registration   Statement  No.
                            333-39813 on November 7, 1997 and incorporated herein by reference)

10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally  omitted.
10.4                        Intentionally  omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                            Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and
                            incorporated        herein       by       reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and
                            incorporated        herein       by       reference)
27.1                        Financial  Data Schedule. (Filed herewith)