Form 10-Q
period 2000-09-30
B&G FOODS INC
filed 2000-11-03
CIK 1049172

As filed with the Securities and Exchange Commission on November 3, 2000

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       (Mark one)    Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or


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


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]   No [  ]

     As of October 30, 2000, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

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

         Item 1.

              Consolidated Balance Sheets..................................................................1

              Consolidated Statements of Operations........................................................2

              Consolidated Statements of Cash Flows........................................................3

              Notes to Consolidated Financial Statements...................................................5

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................................7

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk.............................................................................12

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.......................................................................13

         Item 2.   Changes in Securities and Use of Proceeds...............................................13

         Item 3.   Defaults Upon Senior Securities.........................................................13

         Item 4.   Submission of Matters to a Vote of Security Holders.....................................13

         Item 5.   Other Information.......................................................................13

         Item 6.   Exhibits and Reports on Form 8-K........................................................14
                   (a)    Exhibits
                   (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits.................................................................................19




                                      (i)

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)



                   Assets                                    September 30, 2000        January 1, 2000
                                                             ------------------        ---------------
                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                                  $         7,522 $          7,745
      Trade accounts receivable, net                                      24,769           25,852
      Inventories                                                         70,299           71,913
      Prepaid expenses                                                     2,823            2,297
      Deferred income taxes                                                5,063            5,063
                                                               ----------------------------------
           Total current assets                                          110,476          112,870

Property, plant and equipment, net                                        42,302           41,615
Intangible assets, net                                                   304,980          312,143
Other assets                                                              10,326           10,429
                                                                ---------------------------------

                                                                  $      468,084      $   477,057
                                                                =================================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                     $        15,841     $     11,552
      Trade accounts payable                                              26,714           23,640
      Accrued expenses                                                    12,149           18,057
      Due to related party                                                    83              208
                                                                ---------------------------------
           Total current liabilities                                      54,787           53,457

Long-term debt                                                           317,346          329,340
Deferred income taxes                                                     36,977           36,136
Other liabilities                                                            124               51
                                                                ---------------------------------
           Total liabilities                                             409,234          418,984

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,342           56,342
Retained earnings                                                          2,508            1,731
                                                                   ------------------------------
           Total stockholder's equity                                     58,850           58,073
                                                                   ------------------------------

                                                                     $   468,084      $   477,057
                                                                   ==============================


                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                          September 30, 2000   October 2, 1999  September 30, 2000  October 2, 1999
                                          ------------------   ---------------  ------------------  ---------------

Net sales                                         $   89,080        $   87,552       $    258,241       $  241,652
Cost of goods sold                                    46,311            45,396            133,939          129,072
                                          ------------------------------------  ----------------------------------

           Gross profit                               42,769            42,156            124,302          112,580

Sales, marketing, and distribution expenses           29,903            29,282             85,272           76,598
General and administrative expenses                    3,195             3,722              9,883           10,503
Management fees-related party                            125               127                375              325
Special charge-severance                                   -                 -                250                -
                                              --------------       -----------        -----------    -------------

           Operating income                            9,546             9,025             28,522           25,154

Other expense:
      Interest expense-related parties                     0                 0                  0               15
      Interest expense                                 9,152             8,107             26,904           21,172
                                             ---------------------------------        ----------------------------

           Income before income tax expense              394               918              1,618            3,967

Income tax expense                                       205               442                841            1,936
                                             ---------------------------------        ----------------------------

           Net income                           $        189       $       476        $       777       $    2,031
                                             =================================        ============================


                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Thirty-nine Weeks Ended
                                                            September 30, 2000         October 2, 1999
                                                            ------------------         ---------------
Cash flows from operating activities
      Net income                                                   $  777                $  2,031
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                           11,723                  11,452
           Deferred income tax expense                                841                   1,936
           Amortization of deferred debt issuance costs             1,366                   1,011
           Changes in assets  and  liabilities, net of effects
               of  businesses acquired:
               Trade accounts receivable                            1,083                 (11,365)
               Inventories                                          1,614                  (8,114)
               Prepaid expenses                                      (526)                   (664)
               Other assets                                            (1)                    (43)
               Trade accounts payable                               3,074                   8,387
               Accrued expenses                                    (5,908)                 (1,953)
               Due to related parties                                (125)                   (622)
               Other liabilities                                       73                      27
                                                                 ---------------------------------

               Net cash provided by operating activities           13,991                   2,083
                                                                 --------------------------------

Cash flows from investing activities:
      Paid for acquisitions                                             -                (224,532)
      Capital expenditures                                         (5,247)                 (4,678)
                                                                 ---------------------------------

               Net cash used in investing activities               (5,247)               (229,210)
                                                                  --------------------------------


                                   (continued)

                        B&G Foods, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, continued
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Thirty-nine Weeks Ended
                                                            September 30, 2000         October 2, 1999
                                                            ------------------         ---------------

Cash flows from financing activities:
      Payments of long-term debt                                   (7,705)                (20,746)
      Proceeds from issuance of long-term debt                          -                 220,000
      Proceeds from capital contribution                                -                  35,000
      Payments of deferred debt issuance costs                     (1,262)                 (6,446)
                                                             -------------------------------------

               Net cash (used in) provided by
                 financing activities                              (8,967)                227,808
                                                             ------------------------------------

               (Decrease) increase in cash and
                 cash equivalents                                    (223)                    681

Cash and cash equivalents at beginning of period                    7,745                     599
                                                                 --------------------------------

Cash and cash equivalents at end of period                       $  7,522           $       1,280
                                                                 ================================

Supplemental disclosure of cash flow information -
     Cash paid for:
        Interest                                                  $28,277              $   12,554
                                                                  =======              ==========

        Income taxes                                              $   625              $       13
                                                                 ================================


                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and the results of their operations and their cash flows for the thirteen and thirty-nine week periods ended September 30, 2000 and October 2, 1999.

         The results of operations for the thirteen and thirty-nine week periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2000.

         At the recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, the Company will reclassify current and prior period coupon expense as a reduction of net sales as required thereby. The implementation of the EITF consensus will affect classification in the consolidated statement of operations, but will not have any effect on the Company's net income. The Company is currently assessing the impact of the EITF consensus. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

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

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

         Pro Forma Summary of Operations

         On February 5, 1999, the Company acquired certain assets of the Polaner and related brands (collectively, "Polaner") from International Home Foods, Inc. for approximately $30,574, including transaction costs (the "Polaner Brands Acquisition"). On March 15, 1999, through a subsidiary, the Company acquired the assets of the Heritage Portfolio of Brands ("Heritage") from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. for approximately $194,126, including transaction costs (the "Heritage Brands Acquisition"). The following unaudited pro forma summary of operations for the thirty-nine weeks ended October 2, 1999 presents the results of operations of the Company as if the Polaner Brands Acquisition and the Heritage Brands Acquisition had occurred on January 3, 1999. In addition to including the results of operations of such acquisitions, the pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. Net sales and net income for the thirteen and thirty-nine week periods ended September 30, 2000 and thirteen week period ended October 2, 1999 are not presented below because the Company's actual results reflect such acquired businesses for such periods.

                             Thirty-nine Weeks Ended
                                 October 2, 1999
                                 ---------------
         Net sales                  $ 267,641
         Net income                     4,442

         The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisitions, and related financing transactions, had occurred at the beginning of the period presented and is not intended to be a projection of future results.

(3)      Inventories

         Inventories consist of the following:
                                            September 30, 2000    anuary 1, 2000
                                            ------------------    --------------
         Raw materials and packaging        $         20,463              19,319
         Work in process                               2,555               1,513
         Finished goods                                47,281             51,081
                                            -----------------     --------------

                                            $         70,299      $       71,913
                                            ================      ==============

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

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior
         Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        13 week period ended September 30, 2000 compared to 13 week period ended October 2, 1999.

        Net Sales. Net sales increased $1.5 million or 1.7% to $89.1 million for the thirteen week period ended September 30, 2000 (the "2000 Quarterly Period") from $87.6 million for the thirteen week period ended October 2, 1999 (the "1999 Quarterly Period"). Sales of the Company's B&G branded pickles and peppers, Sason branded flavor enhancers, Underwood brands and Ac'cent branded flavor enhancers increased $1.1 million, $0.8 million, $0.7 million and $0.7 million or 9.4%, 95.8%, 8.4% and 0.6%, respectively. The Company's new line of Emeril's Original branded products produced $1.7 million in sales. Sales of the Company's Las Palmas brand, Polaner brands and Joan of Arc brands decreased $1.2 million, $1.1 million and $1.1 million or 17.3%, 9.2% and 22.7%, respectively. Sales of the Company's other brands collectively decreased $0.1 million or 0.8%.

        Gross Profit. Gross profit increased $0.6 million or 1.5% to $42.8 million for the 2000 Quarterly Period from $42.2 million in the 1999 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 48.0% for the 2000 Quarterly Period from 48.1% in the 1999 Quarterly Period.

        Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $0.6 million or 2.1% to $29.9 million in the 2000 Quarterly Period from $29.3 million in the 1999 Quarterly Period. Such expenses expressed as a percentage of net sales increased to 33.6% in the 2000 Quarterly Period from 33.4% in the 1999 Quarterly Period. Trade promotion spending and slotting increased $2.7 million or 17.8%. The increase in promotional spending includes a $2.6 million increase in spending on the Heritage brands. Increases in promotional spending for the Company's other brands, taken as a whole, accounted for the remaining $0.1 million increase. Coupon and advertising expenses decreased $0.6 million or 32.2%. Distribution expenses decreased $1.1 million or 16.5%. All other expenses collectively decreased $0.4 million or 1.4%.

        General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) decreased $0.5 million or 13.7% to $3.3 million for the 2000 Quarterly Period from $3.8 million for the 1999 Quarterly Period, primarily due to a decrease in amortization of certain transitional charges of $0.3 million related to the Heritage Brands Acquisition along with a decrease in operating expenses of $0.2 million.

        Operating Income. As a result of the foregoing, operating income increased $0.5 million or 5.8% to $9.5 million for the 2000 Quarterly Period from $9.0 million for the 1999 Quarterly Period. Operating income expressed as a percentage of net sales increased to 10.7% in the 2000 Quarterly Period from 10.3% in the 1999 Quarterly Period.

        Interest Expense. Interest expense increased $1.0 million to $9.2 million for the 2000 Quarterly Period from $8.1 million in the 1999 Quarterly Period as a result of increased interest rates during the 2000 Quarterly Period.

        Income Tax Expense. Income tax expense for the 2000 Quarterly Period was $0.2 million as compared to $0.4 million in the 1999 Quarterly Period. The Company's effective tax rate for the 2000 Quarterly Period was 52.0% as compared to 48.1% in the 1999 Quarterly Period.

        Because of the highly leveraged status of the Company, earnings before severance charges, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended September 30, 2000 and October 2, 1999 is calculated as follows (dollars in thousands):

                                               Thirteen weeks ended
                                               --------------------
                                       September 30, 2000     October 2, 1999
                                       ------------------     ---------------

Net income                                    $  0.2             $    0.5
Depreciation and amortization                    4.0                  4.4
Income tax expense                               0.2                  0.4
Interest expense                                 9.2                  8.1
                                              ------              -------
EBITDA                                        $ 13.6              $  13.4
                                              ======              =======

39 week period ended September 30, 2000 compared to 39 week period ended October 2, 1999.

        Net Sales. Net sales increased $16.6 million or 6.9% to $258.2 million for the thirty-nine week period ended September 30, 2000 (the "2000 Year-to-Date Period") from $241.7 million for the thirty-nine week period ended October 2, 1999 (the "1999 Year-to-Date Period"). The net sales increase included $19.5 million in the aggregate of incremental sales of products acquired in the Polaner Brands Acquisition and the Heritage Brands Acquisition. Sales of the Company's Ac'cent branded flavor enhancers, Underwood branded spreads and Sason branded flavor enhancers increased $1.2 million, $0.8 million and $0.7 million or 16.8%, 5.5% and 34.1%, respectively. The Company's new line of Emeril's Original branded products produced $1.7 million in sales. Sales of the Company's Polaner brands, Joan of Arc brands, Las Palmas brand and B&G branded pickles and peppers decreased $4.0 million, $1.1 million, $1.0 million and $0.6 million or 14.9%, 15.1%, 7.8% and 1.5%, respectively. Sales of the Company's other brands collectively decreased $0.6 million or 0.5%.

        Gross Profit.  Gross profit  increased  $11.7 million or 10.4% to $124.3 million for the 2000 Year-to-Date Period from $112.6 million for the 1999 Year-to-Date Period. Gross profit expressed as a percentage of net sales increased to 48.1% in the 2000 Year-to-Date Period from 46.6% in the 1999 Year-to-Date Period. This was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Company's Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker Snack Food manufacturing facility.

        Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $8.7 million or 11.3% to $85.3 million in the 2000 Year-to-Date Period from $76.6 million in the 1999 Year-to-Date Period. Such expenses expressed as a percentage of net sales increased to 33.0% in the 2000 Year-to-Date Period from 31.7% in the 1999 Year-to-Date Period primarily as a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition. Additional expenses relating to these acquisitions accounted for $7.6 million of the increase. Trade promotion spending and slotting expenses increased $4.4 million or 14.8%. The increase in promotional spending and slotting expenses includes increases in spending on the Heritage brands and Vermont Maid branded pancake syrups of $5.7 million and $0.5 million, respectively, which was partially offset by a decrease in promotional spending of $1.2 million on B&G branded pickles and peppers. Increases in promotional spending and slotting for the Company's other brands, taken as a whole, accounted for the remaining $0.4 million or 1.0%. Brokerage expenses and commissions decreased $0.9 million or 13.2%, reflecting a reduced ongoing brokerage percentage. Distribution expenses decreased $2.2 million or 14.0%. All other expenses collectively decreased $0.3 million or 0.5%.

        General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) decreased $0.6 million or 5.3% to $10.3 million for the 2000 Year-to-Date Period from $10.8 million for the 1999 Year-to-Date Period. Such decrease was due to a decrease in operating expenses of $0.9 million, which was partially offset by increased amortization of intangibles in the amount of $0.3 million associated with the Polaner Brands Acquisition and the Heritage Brands Acquisition.

        Operating Income. As a result of the foregoing, operating income increased $3.4 million or 13.4% to $28.5 million in the 2000 Year-to-Date Period from $25.2 million in the 1999 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 11.0% in the 2000 Year-to-Date Period from 10.4% in the 1999 Year-to-Date Period.

        Interest  Expense.  Interest  expense  increased  $5.7  million to $26.9 million for the 2000 Year-to-Date Period from $21.2 million in the 1999 Year-to-Date Period primarily as a result of increased interest rates during the 2000 Year-to-Date Period and the additional debt incurred by the Company to fund the Polaner Brands Acquisition and the Heritage Brands Acquisition.

        Income Tax Expense. Income tax expense for the 2000 Year-to-Date Period was $0.8 million as compared to $1.9 million in the 1999 Year-to-Date Period. The Company's effective tax rate for the 2000 Year-to-Date Period was 52.0% as compared to 48.8% in the 1999 Year-to-Date Period.

        The Company's Adjusted EBITDA for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 is calculated as follows (dollars in thousands):

                                               Thirty-nine weeks ended
                                               -----------------------
                                         September 30, 2000    October 2, 1999
                                         ------------------    ---------------

Net income                                      $  0.8            $    2.0
Depreciation and amortization                     11.7                11.5
Income tax expense                                 0.8                 1.9
Interest expense                                  26.9                21.2
                                                ------              ------
EBITDA                                            40.2                36.6
Special charge-severance                           0.3                 0.0
                                                ------              ------
Adjusted EBITDA                                 $ 40.5              $ 36.6
                                                ======              ======

Liquidity and Capital Resources

Cash Flows

        Cash provided by operating activities increased $11.9 million to $14.0 million for the 2000 Year-to-Date Period from $2.1 million in the 1999
Year-to-Date Period. The increase was primarily due to increased operating activities as a result of the Polaner Brands Acquisition and the Heritage Brands Acquisition along with decreases in receivables as a result of a decrease in days sales outstanding and inventory. Working capital at September 30, 2000 was $55.7 million, a decrease of $3.7 million over working capital at January 1, 2000 of $59.4 million. The decrease in working capital was due to a portion of long term debt becoming current which was partially offset by decreases in receivables, inventory and accrued expenses and an increase in accounts payable.

        Net cash used in investing activities for the 2000 Year-to-Date Period was $5.2 million as compared to $229.2 million for the 1999 Year-to-Date Period. Investment expenditures during the 1999 Year-to-Date Period included $30.6 million for the Polaner Brands Acquisition and $194.0 million for the Heritage Brands Acquisition. Capital expenditures during the 2000 Year-to-Date Period of $5.2 million included purchases of manufacturing and computer equipment, which such expenditures increased $0.5 million for the 2000 Year-to-Date Period from the $4.7 million in similar capital expenditures for the 1999 Year-to-Date Period.

        Net cash used in financing activities for the 2000 Year-to-Date Period was $9.0 million as compared to net cash provided by financing activities of $227.8 million for the 1999 Year-to-Date Period. The net cash used by financing activities for the 2000 Year-to-Date Period included payments of $7.5 million due on the Term Loan A and $1.3 million of deferred debt issuance costs incurred to amend the Senior Secured Credit Facility, along with monthly capital lease payments of $0.2 million. The net cash provided by financing activities for the 1999 Year-to-Date Period was obtained primarily from proceeds from the issuance of long-term debt and equity to finance the Polaner Brands Acquisition and the Heritage Brands Acquisition.

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

        The Company is a party to a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain  liens.  The  Senior  Secured  Credit  Facility  also  contains  certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits acquisitions to $30,000 in fiscal 2000 and $40,000 thereafter. There were no borrowings outstanding under the revolving credit facility at September 30, 2000.

Future Capital Needs

        The Company is highly leveraged. On September 30, 2000, the Company's total long-term debt (including current installments) and stockholder's equity was $333.2 million and $58.8 million, respectively.

        The Company's primary sources of capital are cash flow from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at September 30, 2000, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

        At the recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, the Company will reclassify current and prior period coupon expense as a reduction of net sales as required thereby. The implementation of the EITF consensus will affect classification in the consolidated statement of operations, but will not have any effect on the Company's net income. The Company is currently assessing the impact of the EITF consensus. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of September 30, 2000, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 30, 2000, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $2.2 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


       EXHIBIT NO.                             DESCRIPTION
------------------------    ----------------------------------------------------

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

                            Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally omitted.
10.4                        Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

10.11 Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as
                            Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference
27.1                        Financial Data Schedule. (Filed herewith)

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 30, 2000          B&G FOODS, INC.



                                  By:   /s/ Robert C. Cantwell
                                      ------------------------------------------
                                      Robert C. Cantwell
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer and Authorized Officer)

                                  EXHIBIT INDEX


       EXHIBIT NO.                             DESCRIPTION
------------------------    ----------------------------------------------------

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