Form 10-K
period 2000-12-30
B&G FOODS INC
filed 2001-03-13
CIK 1049172

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000
                                             -----------------

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

         As of March 1, 2001, B&G Foods, Inc. had one share of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                     PART I


ITEM 1.   BUSINESS

I.       Company Overview

         B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") manufacture, market and distribute a diversified portfolio of shelf-stable branded food products. Some of the products manufactured and distributed by the Company include Bloch & Guggenheimer pickles and peppers, Regina vinegars, Polaner fruit spreads, preserves and wet spices, B&M baked beans, Underwood meat spreads, Ac'cent flavor enhancer, Las Palmas enchilada sauce and Joan of Arc dry canned beans.

         The Company was organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") in November 1996 to acquire Bloch & Guggenheimer, Inc., Burns & Ricker, Inc. and certain related entities (the "B&G and B&R Acquisition") from Specialty Foods Corporation ("Specialty Foods"), which is not an affiliate of the Company. The B&G and B&R Acquisition was consummated on December 27, 1996 as a purchase of all of the outstanding capital stock of BGH Holdings, Inc., the parent of Bloch & Guggenheimer, Inc., and BRH Holdings, Inc., the parent of Burns & Ricker, Inc.

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

         On June 8, 2000, the Company entered into an agreement with Emeril's Food of Love Productions, LLC ("Emeril") pursuant to which the Company and Emeril agreed to create a signature line of seasonings, salad dressings, basting sauce marinades and pepper sauces which will be marketed under the label Emeril's Original.

         On January 17, 2001, the Company completed the sale of its wholly owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's.

         The Company is wholly-owned by B&G Foods Holdings Corp. ("Holdings"), which in turn is owned by BRS and its affiliates, and members of the Company's management and board of directors. See "Security Ownership of Certain Beneficial Owners and Management." The Company maintains its corporate headquarters at 4 Gatehall Drive, Suite 110, Parsippany, New Jersey 07054.

II.      Financial Information

         The consolidated balance sheets at December 30, 2000 and January 1, 2000 and the consolidated statements of operations and cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 and related notes thereto set forth the revenues from external customers, profit (or loss) and total assets of the Company. See Item 8 -- "Financial Statements and Supplementary Data."

III.     Products and Markets

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

Trappey's Peppers and Sauces

         Trappey's products fall into two major categories, shelf-stable peppers and hot sauces. Trappey's, founded in 1898, was one of the first packers of pepper hot sauce and the first to process peppers for pickling. Since its inception, Trappey's has introduced many new products including Red Devil brand hot sauce, Trappey's brand peppers, Torrido brand chili peppers and Italian peperoncini peppers under the Dulcito brand.

Regina Vinegars and Cooking Wines

         The Company manufactures and distributes vinegars and cooking wines under the Regina label. The brand, which has been in existence since 1949, is most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups. Regina's premium packaging, reputation and product quality have allowed it to maintain its number one position nationally and command premium pricing while outselling competitors.

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

Emeril's Original Products

         The Company manufactures, markets and distributes a line of seasonings, salad dressings, basting sauce marinades and pepper sauces developed by celebrity chef, Emeril Lagasse, under the label "Emeril's Original."

Burns & Ricker Baked Snack Foods

         Prior to the B&R Disposition, the Company manufactured, marketed and distributed bagel chips, snack mixes and other baked specialty products primarily under the Burns & Ricker and New York Style brands.

IV.      Co-Packing

         Prior to the Polaner Acquisition in 1999, the Company had entered into two co-packing contracts (the "Co-Packing Contracts") with IHF pursuant to which the Company manufactured for IHF the Polaner lines of fruit spreads, preserves and wet spices. In addition, the Company had entered into a third contract with IHF (together with the Co-Packing Contracts, the "IHF Contracts") under which the Company distributed the Polaner lines of fruit spreads, preserves and wet spices in the New York metropolitan area. The IHF Contracts, in the aggregate, accounted for $36.9 million, or 20.5%, of the Company's net sales for fiscal 1998. The IHF Contracts were terminated upon completion of the Polaner Acquisition.

V.       Distribution & Marketing

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

         Marketing support for the products distributed through the DSO system consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Trade advertising and coupons supplement this activity. A variety of in-store support vehicles such as hang tags, racks, signs and shipper displays are used by the individual sales personnel to highlight the Company's products. Marketing support on a national basis typically consists of scheduled trade promotions, targeted coupons and cross-promotions with supporting products. Advertising expenditures generally consist of purchasing magazine and trade publication advertisements, which are supplemented with television advertising for selected brands.

         The Company did not export a significant amount of any of its products during the 2000, 1999 or 1998 fiscal years.

VI.      Competition

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

         During the 2000 fiscal year, the Company's most significant competitors for its Pickles & Peppers were Vlasic and Mt. Olive branded products. In addition, J.M. Smucker was and continues to be the main competitor of the Company's fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont line of syrups and salad dressings compete directly with the Camp brand in the pure maple syrup category but, along with the Company's Vermont Maid syrup products, also have a number of competitors in the general pancake syrup market, such as Aunt Jemima, Mrs. Buttersworth and Log Cabin. The B&M Baked Bean products compete with Bush's products.

         In addition, the Company's products compete not only against other brands in their product category, but also against products in similar or related product categories. For example, the Company's shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also those found in the refrigerated sections of grocery stores.

VII.     Customers and Seasonality

         Other than IHF, none of the Company's customers accounted for more than 10% of its net sales in fiscal 1998 and no one customer accounted for more than 10% of net sales in fiscal 2000 or fiscal 1999. The IHF Contracts, in the aggregate, accounted for $36.9 million, or 20.5%, of the Company's net sales for fiscal 1998.

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

VIII.    Inflation

         The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

IX.      Production

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

         The Company currently has agreements for manufacture by third parties of its Regina, Las Palmas, Underwood and Joan of Arc products. These co-packing arrangements require the Company to pay a fixed price per unit of the co-packed product, with prices subject to annual adjustments. The Company believes that there are alternative sources of co-packing production readily available for its products.

X.       Trademarks and Patents

         The Company owns numerous trademarks which are registered in the United States and abroad, including without limitation in Canada, Mexico, the United Kingdom, Puerto Rico, the Dominican Republic, Japan, South Korea, the Philippines and Thailand. As of March 1, 2001, the Company's trademarks included B&G, Bloch & Guggenheimer, Brer Rabbit, Regina, San-Del, Sandwich Toppers, Vermont Maid, Wright's, Joan of Arc, B&M, Friend's, Las Palmas, Ac'cent and Underwood.

         The Company considers its trademarks to be of significant importance to the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

XI.      Governmental Regulation

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

XII.     Environmental Matters

         The Company has not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on the Company's experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company's business, financial condition or results of operations, except as noted below. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can it predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the cleanup of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms have been working to clean up the oil and are cooperating with the NJDEP. Based on fuel tank readings taken in the normal course of business on December 7, 2000 and December 29, 2000, fuel tank readings taken on January 17, 2001 in response to the notification of the potential release and consultation with the retained environmental services firms, management believes that the release primarily occurred after

January 1, 2001. Accordingly, no costs relating to this matter are included in the fiscal 2000 consolidated financial statements.

         Management believes that substantial progress has been made toward the cleanup of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related cleanup and monitoring activities. The Company estimates the costs related to its cleanup efforts will be approximately $800,000 to $1,000,000, although there can be no assurances in this regard. Such costs related to the cleanup will be recorded in the first quarter of fiscal 2001. The Company will reassess the impact of this matter as more information becomes available and as developments occur.

XIII.    Employees

         As of January 31, 2001, B&G's workforce consisted of 712 employees. Of that total, 475 employees were engaged in manufacturing, 94 were engaged in marketing and sales, 109 were engaged in distribution and 34 were engaged in administration. Approximately 214 of the Company's 712 employees, as of January 31, 2001, were covered by a collective bargaining agreement. In general, the Company considers its employee and union relations to be good and has not experienced any work stoppages since the Company's formation.

XIV.     Recent Developments

         On January 17, 2001, the Company completed the B&R Disposition. Under the stock purchase agreement entered into on January 17, 2001 by the Company, Burns & Ricker and Nonni's, the Company sold all of the issued and outstanding capital stock of Burns & Ricker for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.2 million (subject to certain adjustments) and will be included in the Company's first quarter 2001 results of operations. The Company applied the net cash proceeds from the sale of Burns & Ricker toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Debt."

ITEM 2.           PROPERTIES

         The Company's plants are generally located near major customer markets and raw materials. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate B&G's planned growth. As of March 1, 2001, the Company operated the manufacturing and warehouse facilities described in the table below.

    Facility Location            Description                     Approximate
                                                                   Sq. Ft.
--------------------------- ------------------------------- --------------------
    Parsippany, NJ               Headquarters                        21,000
    Hurlock, MD*                 Manufacturing/Warehouse            236,000
    Portland, ME*                Manufacturing/Warehouse            225,000
    New Iberia, LA*              Manufacturing/Warehouse            158,000
    Roseland, NJ                 Manufacturing/Warehouse            124,000
    St. Johnsbury, VT*           Manufacturing/Warehouse             92,000
    La Vergne, TN                Distribution Center                200,000
    Houston, TX                  Warehouse                          100,000
    Biddeford, ME                Warehouse                           97,000
    Hurlock, MD*                 Warehouse                           80,000
    Hurlock, MD                  Warehouse                           66,000
    Hurlock, MD                  Warehouse                           35,000
    St. Evariste, Quebec*        Storage Facility                    50,000
    Sharptown, MD*               Storage Facility                     3,000
    Bentonville, AK              Sales Office                           750
--------------------------
*    Owned.


ITEM 3.  LEGAL PROCEEDINGS

         The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During fiscal 2000, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                       Fiscal Year Ended
                                       ----------------------------------------------------------------------------------
                                          Dec. 30,         Jan. 1,         Jan. 2,          Jan. 3,         Dec. 28,
                                            2000            2000             1999            1998             1996
                                        (Successor)      (Successor)     (Successor)      (Successor)    (Predecessor)
                                       ----------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Statement of Operations
   Data (1)(5):
Net sales........................        $  351,416      $  336,112       $  179,780      $  151,615       $  129,307
Cost of goods sold...............           200,651         196,184          117,514         105,720           95,769
                                         ----------      ----------       ----------      ----------       ----------
    Gross profit.................           150,765         139,928           62,266          45,895           33,538
Sales, marketing and distribution
    expenses.....................           100,711          91,120           40,102          30,114           23,832
General and administrative expenses
                                             12,957          13,802            5,725           4,688            2,941
Management fee...................               500             450              250             250            1,249
Special charge-severance.........               250               -                -               -                -
                                         ----------      ----------       ----------      ----------       ----------
    Operating income.............            36,347          34,556           16,189          10,843            5,516
Interest expense.................            36,073          29,874           13,908           9,578            4,649
                                         ----------      ----------       ----------      ----------       ----------
    Income before income tax
    ....expense and extraordinary
       item......................               274           4,682            2,281           1,265              867
Income tax expense (2)...........             1,559           2,429            1,431             833              591
                                         ----------      ----------       ----------      ----------       ----------
    (Loss) income before
    extraordinary item...........            (1,285)          2,253              850             432              276
Extraordinary item, net of income
    tax benefit (3)..............               --              --               --           (1,804)             --
                                         -----------     ----------       ----------      -----------       ---------
    Net (loss) income ...........        $   (1,285)     $    2,253       $      850      $   (1,372)      $      276
                                         ===========     ==========       ==========      ===========      ==========
Balance Sheet Data (at period end)(1):
    Total assets.................        $  457,016      $  477,057       $  211,873      $  180,035       $  103,412
    Long-term debt, including
       current portion...........           329,323         340,892          144,696         121,376           53,513
    Total stockholder's equity...            56,788          58,073           20,820          18,628           12,500

Other Financial Data (1):
    Adjusted EBITDA (4)..........        $   52,351      $   49,704       $   23,372      $   16,263       $    9,621


(1)  The B&G and B&R Acquisition,  the Nabisco Brands Acquisition, the Trappey's
     Acquisition,  the Maple Grove Acquisition,  the Polaner Acquisition and the
     Heritage Brands Acquisition were consummated on December 27, 1996, June 17,
     1997, August 15, 1997, July 17, 1998,  February 5, 1999 and March 15, 1999,
     respectively,   and  were  accounted  for  using  the  purchase  method  of accounting.  The selected  financial  data set forth above as of January 3,
     1998,  January  2,  1999,  January  1,  2000 and  December  30,  2000  (the
     "Successor") is presented on a consolidated  basis. The selected  financial data set  forth  above as of  December  28,  1996  (the  "Predecessor")  is presented  on a combined  basis  because  the  Predecessor  companies  (the companies  in  existence  before  the B&G and B&R  Acquisition)  were under common control. As a result of these  acquisitions,  the selected financial data subsequent to the  acquisitions is presented on a different cost basis and uses certain different  accounting policies than the selected financial data prior to the acquisitions and, therefore, is not comparable.  Further, related  party  transactions  affect  the  comparability  of  the  selected financial data.

(2) The Predecessor was part of the consolidated federal income tax returns of its parent from August 1993 through December 27, 1996. Income tax expense has been computed as if the Company filed a separate federal income tax return for the year ended December 28, 1996.

(3) Reflects the write-off of deferred debt issuance costs in connection with the debt repayments and amendments relating to the Company's prior credit facility.

(4)  EBITDA is defined as earnings  before  interest,  taxes,  depreciation  and amortization and extraordinary item and is presented because it is commonly used by certain  investors and analysts to analyze and compare companies on the basis of operating  performance and to determine a company's ability to service and incur debt.  EBITDA should not be considered in isolation  from or as a substitute for net income, cash flows from operating  activities or
     other  consolidated   income  or  cash  flow  statement  data  prepared  in
     accordance with generally accepted accounting principles or as a measure of profitability  or liquidity.  Adjusted  EBITDA in fiscal 2000 was increased for a one time charge of $0.3 million  related to severance.  There were no adjustments to EBITDA in fiscal 1996 through fiscal 1999.

(5) The selected financial data set forth above as of all periods ending on or prior to January 1, 2000 has been reclassified to reflect the adoption in the fourth quarter of fiscal 2000 by the Company of the Financial
     Accounting  Standards Board's Emerging Issues Task Force ("EITF") Issue No.
     00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses.
     The Company has increased cost of goods sold and decreased sales, marketing and distribution expenses by $16.1 million, $16.1 million, $9.3 million, $6.8 million and $4.6 million in fiscal years 2000, 1999, 1998, 1997 and 1996, respectively, to reclassify such costs to cost of goods sold.


ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
         RESULTS OF OPERATIONS

         The B&G and B&R Acquisition, the Nabisco Brands Acquisition, the Trappey's Acquisition, the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition were consummated on December 27, 1996, June 17, 1997, August 15, 1997, July 17, 1998, February 5, 1999 and March 15, 1999,
respectively. The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's operating results from the dates of acquisition. Operating results for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 are presented on a consolidated basis. Such acquisitions and the application of the purchase method of accounting affect comparability between periods.

I.       Year Ended December 30, 2000 Compared to Year Ended January 1, 2000

A.       Net Sales

         Net sales increased $15.3 million or 4.6% to $351.4 million for the 52 week period ended December 30, 2000 (the "2000 Period") from $336.1 million for the 52 week period ended January 1, 2000 (the "1999 Period"). The net sales increase included $19.5 million in the aggregate of incremental sales of products acquired in the Polaner Acquisition and the Heritage Brands Acquisition during the first quarter of fiscal 2000. Such brands were not owned in the comparable first quarter of fiscal 1999. During the remaining nine months of the year, sales for the Ac'cent / Sa-son branded flavor enhancer increased $1.3 million or 8.5%. Sales of Maple

Grove products and Wright's liquid smoke hickory flavoring increased $2.2 million and $0.5 million, or 5.1% and 9.8%, respectively, from the 1999 Period, largely reflecting a higher unit volume. The Company's new line of Emeril's Original branded products produced $4.0 million in sales in the 2000 period. These increases were offset by a decrease in sales of Polaner brands, Las Palmas brands, Underwood brands, B&M Baked Beans and Burns & Ricker baked snack foods by $4.8 million, $2.6 million, $1.8 million, $1.6 million and $1.0 million, or 12.1%, 12.1%, 8.3%, 4.6% and 3.5%, respectively, largely reflecting lower unit volume. Sales of the Company's other brands collectively decreased $0.4 million in the 2000 Period.

B.       Gross Profit

         Gross profit increased $10.8 million or 7.7% to $150.8 million for the 2000 Period from $139.9 million in the 1999 Period. Gross profit expressed as a percentage of net sales increased to 42.9% in the 2000 Period from 41.6% in the 1999 Period. This increase was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker baked snack foods manufacturing facility and reduced maple syrup costs.

C.       Sales, Marketing and Distribution Expenses

         Sales, marketing and distribution expenses increased $9.6 million or 10.5% to $100.7 million for the 2000 Period from $91.1 million for the 1999 Period. Such expenses expressed as a percentage of net sales increased to 28.7% in the 2000 Period from 27.1% in the 1999 Period primarily as a result of the Polaner Acquisition and the Heritage Brands Acquisition. Additional expenses relating to these acquisitions accounted for $7.6 million of the increase. Trade promotion spending and slotting expenses increased $4.9 million or 11.2%. The increase in promotional spending and slotting expenses includes increases in spending on the Heritage Portfolio of Brands and Vermont Maid brand of $5.0 million and $0.9 million, respectively, which was partially offset by a decrease in promotional spending of $1.1 million on B&G branded pickles and peppers. Increases in promotional spending and slotting for the Company's other brands, taken as a whole, accounted for the remaining $0.1 million or 0.1%. Overall, consumer spending expenses decreased $1.5 million or 14.0%. The decrease in consumer spending expenses in the aggregate includes an increase in consumer spending on B&G branded pickles of $0.7 million, which was more than offset by decreases in consumer spending on Las Palmas brands, Polaner brands and Regina brands of $0.8 million, $0.6 million and $0.5 million, respectively. Increases in consumer spending for the Company's other brands, taken as a whole, accounted for the remaining $0.3 million. Brokerage expenses and commissions decreased $0.7 million or 9.5%, reflecting a reduced ongoing brokerage percentage. Distribution expenses decreased $0.7 million or 16.0%.

D.       General and Administrative Expenses

         General and administrative expenses (including amortization of intangibles and management fees) decreased $0.8 million or 5.6% to $13.5 million in the 2000 Period from $14.3 million in the 1999 Period, primarily due to decreased operating expenses of $1.1 million and increased amortization of intangibles of $0.3 million associated with the Polaner Acquisition and the Heritage Brands Acquisition.

E.       Operating Income

         As a result of the foregoing, operating income increased $1.8 million or 5.2% to $36.3 million in the 2000 Period from $34.6 million in the 1999 Period. Operating income expressed as a percentage of net sales for the 2000 Period is 10.3%, which equaled the 10.3% obtained in the 1999 Period.

F.       Interest Expense

         Interest expense increased $6.2 million to $36.1 million in the 2000 Period from $29.9 million in the 1999 Period as a result of increased interest rates during the 2000 Period.

G.       Income Tax Expense

         Income tax expense decreased $0.9 million to $1.6 million in the 2000 Period from $2.4 million in the 1999 Period. The Company's effective tax rate for the 2000 Period was 569.0% as compared with 51.9% for the 1999 Period. The increase in the effective tax rate reflects the effect of the amortization of nondeductible goodwill and other intangibles when applied to income before income tax expense of $0.3 million in the 2000 Period as compared to $4.7 million in the 1999 Period.

         Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the 2000 Period and the 1999 Period is calculated as follows (dollars in millions):

                                     2000 Period               1999 Period
                                     -----------               -----------

Net (loss) income                        $  (1.3)                   $  2.3

Depreciation and amortization               15.7                      15.1

Income tax expense                           1.6                       2.4

Interest expense                            36.1                      29.9
                                          ------                    ------

EBITDA                                      52.1                      49.7

Special charge-severance                     0.3                       0.0
                                          ------                    ------

Adjusted EBITDA                           $ 52.4                    $ 49.7
                                          ======                    ======

II.      Year Ended January 1, 2000 Compared to Year Ended January 2, 1999

A.       Net Sales

         Net sales increased $156.3 million or 87.0% to $336.1 million for the 52 week period ended January 1, 2000 (the "1999 Period") from $179.8 million for the 52 week period ended January 2, 1999 (the "1998 Period"). The net sales increase included $152.9 million in the aggregate of incremental sales of products acquired in the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition. Sales of Regina branded products, B&G branded Pickles & Peppers, Burns & Ricker baked snack foods and Trappey's products increased $2.3 million, $1.2 million, $0.7 million and $0.6 million, or 17.9%, 3.7%, 2.8% and 3.7%, respectively, from the 1998 Period, largely reflecting a higher unit volume of retail products sales. These sales increases were partially offset by a decrease in sales of $1.5 million or 6.9% of B&G food service sales due to a shortfall in sales to a national sandwich chain.
Sales of the Company's other brands collectively increased $0.1 million or 1.2%.

B.       Gross Profit

         Gross profit increased $77.7 million or 124.7% to $139.9 million for the 1999 Period from $62.3 million in the 1998 Period. Gross profit expressed as a percentage of net sales increased to 41.6% in the 1999 Period from 34.6% in the 1998 Period. This increase was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Company's Polaner and Heritage Portfolio of Brands products, along with reduced labor and overhead costs at the Burns & Ricker baked snack foods manufacturing facility.

C.       Sales, Marketing and Distribution Expenses

         Sales, marketing and distribution expenses increased $51.0 million or 127.2% to $91.1 million for the 1999 Period from $40.1 million for the 1998 Period. Such expenses expressed as a percentage of net sales increased to 27.1% in the 1999 Period from 22.3% in the 1998 Period primarily as a result of the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition. Additional expenses relating to these acquisitions accounted for $47.1 million of the increase. Trade promotion spending for B&G branded Pickles & Peppers, Burns & Ricker baked snack foods and Regina branded products increased by $3.8 million in the aggregate. Increases in promotional spending for the Company's other brands, taken as a whole, accounted for the remaining $0.5 million. All other sales and marketing expenses increased $0.3 million, while overall distribution expenses decreased by $0.7 million.

D.       General and Administrative Expenses

         General and administrative expenses (including amortization of intangibles and management fees) increased $8.3 million or 138.5% to $14.3 million in the 1999 Period from $6.0 million in the 1998 Period. Such increase was primarily due to increased operating expenses of $2.3 million and amortization of intangibles of $6.0 million associated with the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition.

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

         Because of the highly leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flows from operations as determined under generally accepted accounting principles. The Company's EBITDA is calculated as follows (dollars in millions):

                                        1999 Period               1998 Period
                                        -----------               -----------

Net income                                  $   2.3                    $  0.9

Depreciation and amortization                  15.1                       7.2

Income tax expense                              2.4                       1.4

Interest expense                               29.9                      13.9
                                             ------                    ------

EBITDA                                       $ 49.7                    $ 23.4
                                             ======                    ======


III.     Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $11.0 million or 83.0% to $24.2 million in the 2000 Period from $13.2 million in the 1999 Period. This increase was primarily due to decreases in accounts receivable, inventories and accrued expenses, which were partially offset by an increase in trade accounts payable. Working capital at December 30, 2000 was $69.0 million, an increase of $9.6 million over working capital at January 1, 2000 of $59.4 million. Cash provided by operating activities decreased $0.4 million or 2.8% to $13.2 million in the

1999 Period from $13.6 million in the 1998 Period. This decrease was primarily due to increases in accounts receivable and inventories, which were partially offset by increases in net income, trade accounts payable and accrued expenses. Working capital at January 1, 2000 was $59.4 million, an increase of $28.8 million over working capital at January 2, 1999 of $30.6 million.

         Net cash used in investing activities for the 2000 Period was $5.7 million as compared to $230.2 million for the 1999 Period. Investment expenditures during the 1999 Period included $30.6 million for the Polaner Acquisition and $194.1 million for the Heritage Brands Acquisition. Capital expenditures during the 2000 Period, which included purchases of manufacturing and computer equipment, was $5.9 million as compared to $5.5 million for the 1999 Period for similar such expenditures. Net cash used in investing activities for the 1999 Period was $230.2 million as compared to $37.6 million for the 1998 Period. Investment expenditures during the 1998 Period consisted primarily of $34.1 million for the Maple Grove Acquisition. Capital expenditures during the 1998 Period of $3.8 million included purchases of manufacturing and computer equipment.

         Net cash used in financing activities for the 2000 Period was $12.8 million as compared to net cash provided by financing activities of $224.1 million for the 1999 Period. The net cash used by financing activities for the 2000 Period included payments of $11.3 million due on the Term Loan A (as defined below) and $1.3 million of deferred debt issuance costs incurred to amend the Senior Secured Credit Facility (as defined below), along with capital lease payments of $0.3 million. Net cash provided by financing activities for the 1999 Period was $224.1 million as compared to $23.9 million for the 1998 Period. The net cash provided by financing activities for the 1999 Period was obtained primarily from proceeds from the issuance of long-term debt and equity to finance the Polaner Acquisition and the Heritage Brands Acquisition.

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

Special Charge-Severance

         During the second quarter of 2000, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated. At December 30, 2000, all amounts related to such severance charges were paid.

Debt

         The Company has outstanding $120 million of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280 million Senior Secured Credit Facility ("Senior Secured Credit Facility") comprised of a $60 million five-year revolving credit facility ("Revolving Credit Facility"), a $70 million five-year Term Loan A ("Term Loan A") and a $150 million seven-year Term Loan B ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuances of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility restricted expenditures on acquisitions to $30 million in fiscal 2000 and will limit such expenditures on acquisitions to $40 million per year thereafter. There were no borrowings outstanding under the revolving credit facility at March 1, 2001.

         At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

IV.      Future Capital Needs

         The Company is highly leveraged. On December 30, 2000, the Company's total long-term debt (including current installments) and stockholder's equity was $329.3 million and $56.8 million, respectively.

         The Company's primary sources of capital are cash flow from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $58.7 million at December 30, 2000, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

V.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, requiring implementation of the provisions of SFAS No. 133 effective January 1, 2001. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 amending certain accounting and reporting standards of SFAS No. 133. Management believes that the adoption of such revised accounting and reporting standards will not have a material impact on the Company's consolidated financial statements.

         At a recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus in the second quarter of fiscal 2001, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $2.5 million, $2.8 million and $0.6 million in fiscal 2000, 1999 and 1998, respectively. The implementation of the EITF consensus will affect classification in the consolidated statement of operations, but will not have any effect on the Company's net income (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

         In the first quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In accordance with the provisions of such EITF Issue No. 00-10, shipping and handling costs have been reclassified to cost of goods sold for all periods presented.

VI.      Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the
Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the businesses it has acquired, lower sales volumes for the Company's products and higher costs of food product raw materials, as well as factors that affect the food industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of December 30, 2000, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 1, 2001, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $1.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets at December 30, 2000 and January 1, 2000 and the consolidated statements of operations and cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 and related notes thereto are set forth below.

                          Independent Auditors' Report


The Board of Directors and Stockholder
B&G Foods, Inc.:


         We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations and cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP

Short Hills, New Jersey
February 23, 2001

                        B&G FOODS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)



                              Assets                                            Dec. 30, 2000       Jan. 1, 2000
                                                                                -------------       ------------
Current assets:
         Cash and cash equivalents                                              $     13,433             7,745
         Trade accounts receivable, less allowance for doubtful
              accounts of $465 and $517 in 2000 and 1999, respectively                24,171            25,852
         Inventories                                                                  63,626            71,913
         Prepaid expenses                                                              2,114             2,297
         Net assets held for sale                                                     20,685                 -
         Deferred income taxes                                                         1,279             5,063
                                                                                ------------           -------
                           Total current assets                                      125,308           112,870

Property, plant and equipment, net                                                    38,275            41,615
Intangible assets, net                                                               283,666           312,143
Other assets                                                                           9,767            10,429
                                                                                ------------           -------
                           Total assets                                         $    457,016           477,057
                                                                                ============           =======

               Liabilities and Stockholder's Equity Current liabilities:
         Current installments of long-term debt                                       16,009            11,552
         Trade accounts payable                                                       24,781            23,640
         Accrued expenses                                                             15,267            18,057
         Due to related party                                                            208               208
                                                                                ------------           -------
                           Total current liabilities                                  56,265            53,457

Long-term debt                                                                       313,314           329,340
Other liabilities                                                                        149                51
Deferred income taxes                                                                 30,500            36,136
                                                                                ------------           -------
                           Total liabilities                                         400,228           418,984
                                                                                ------------           -------

Stockholder's equity:
         Common stock, $.01 par value per share.  Authorized
              1,000 shares; issued and outstanding 1 share in
              2000 and 1999                                                                -                 -
         Additional paid-in-capital                                                   56,342            56,342
         Retained earnings                                                               446             1,731
                                                                                ------------           -------
                           Total stockholder's equity                                 56,788            58,073
Commitments and contingencies (notes 6, 12, 13 and 15)
                                                                                ------------           -------
                           Total liabilities and stockholder's equity           $    457,016           477,057
                                                                                ============           =======


See accompanying notes to consolidated financial statements.


                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                             (Dollars in thousands)


                                                                        Year              Year                  Year
                                                                        ended             ended                 ended
                                                                       Dec. 30,          Jan. 1,               Jan. 2,
                                                                         2000             2000                  1999
                                                                       -------           ------                -------

Net sales                                                          $  351,416             336,112              179,780
Cost of goods sold                                                    200,651             196,184              117,514
                                                                   ----------            --------             --------
         Gross profit                                                 150,765             139,928               62,266

Sales, marketing and distribution expenses                            100,711              91,120               40,102
General and administrative expenses                                    12,957              13,802                5,725
Management fees - related party                                           500                 450                  250
Special charge-severance                                                  250                 -                     -
                                                                   ----------            --------             --------
         Operating income                                              36,347              34,556               16,189

Other expense:
     Interest expense - related party                                      -                   15                   74
     Interest expense                                                  36,073              29,859               13,834
                                                                   ----------            --------             --------
         Income before income tax expense                                 274               4,682                2,281

Income tax expense                                                      1,559               2,429                1,431
                                                                   ----------            --------             --------
         Net (loss) income                                         $  (1,285)               2,253                  850
                                                                   ==========            ========             ========


See accompanying notes to consolidated financial statements.


                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                                Year             Year              Year
                                                                                ended            ended             ended
                                                                              Dec. 30,          Jan. 1,           Jan. 2,
                                                                                2000             2000              1999
                                                                              -------           ------            -------

Cash flows from operating activities:
     Net (loss) income                                                      $  (1,285)             2,253            850
           Adjustments to reconcile net (loss) income to net
                cash provided by operating activities:
                    Depreciation and amortization                               15,754            15,148          7,183
                    Amortization of deferred debt issuance costs                 1,843             1,477            589
                    Deferred income tax expense (benefit)                        2,150             (268)          1,069
                    Gain from sale of property, plant and equipment                (93)               -              -
                    Provision for doubtful accounts                                128               596             43
                    Changes in assets and liabilities, net of effects from
                      businesses acquired and net assets held for sale:
                         Trade accounts receivable                               1,553           (10,792)           (587)
                         Inventories                                             5,722            (5,026)          5,491
                         Prepaid expenses and other current assets                 (13)             (651)          1,014
                         Other assets                                               (9)              (53)             38
                         Trade accounts payable                                  1,141             6,132           1,068
                         Accrued expenses                                       (2,790)            4,851          (3,664)
                         Due to related party                                        -              (497)            508
                         Other liabilities                                          98                51              -
                                                                            ----------        ----------         -------

                  Net cash provided by operating activities                     24,199            13,221          13,602
                                                                            ----------        ----------         -------

Cash flows from investing activities:
     Paid for Successor Acquisitions                                                -           (224,700)        (34,137)
     Capital expenditures                                                       (5,891)           (5,500)         (3,780)
     Proceeds from sales of property, plant and equipment                          211                -              351
                                                                            -----------        ----------        --------

                  Net cash used in investing activities                         (5,680)         (230,200)        (37,566)
                                                                            -----------        ----------        --------

                                                                                                               (continued)


                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                                                   Year                Year              Year
                                                                  ended               Ended              ended
                                                                 Dec. 30,            Jan. 1,            Jan. 2,
                                                                   2000                2000              1999
                                                                 --------            -------            -------


Cash flows from financing activities:
     Payments of long-term debt                                     (11,569)            (24,264)           (318)
     Proceeds from issuance of long-term debt                             -             220,000          22,975
     Proceeds from issuance of equity and capital
          contributions                                                   -              35,000           1,345
     Payments of debt issuance costs                                 (1,262)             (6,611)           (127)
                                                                 ----------         -----------      ----------

       Net cash (used in) provided by financing
           activities                                               (12,831)            224,125          23,872
                                                                 ----------         -----------      ----------

       Increase (decrease) in cash and cash equivalents               5,688               7,146             (92)

Cash and cash equivalents at beginning of period                      7,745                 599             691
                                                                 ----------         -----------      ----------
Cash and cash equivalents at end of period                       $   13,433               7,745             599
                                                                 ==========         ===========      ==========
Supplemental disclosure of cash flow information -
  cash paid for:
       Interest                                                  $   34,104              26,093          13,290
                                                                 ==========         ===========      ==========
       Income taxes                                              $      652               2,179             146
                                                                 ==========         ===========      ==========

See accompanying notes to consolidated financial statements.


                        B&G FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      December 30, 2000 and January 1, 2000

                             (Dollars in thousands)


 (1)     Business Acquisitions and Nature of Operations

Organization and Acquisition

B&G Foods, Inc. was incorporated on November 13, 1996 to acquire (the "B&G and B&R Acquisition") BGH Holdings, Inc., the holding company of Bloch & Guggenheimer, Inc. and related companies, and BRH Holdings, Inc., the holding company of Burns & Ricker, Inc., subsidiaries of Specialty Foods Corporation ("SFC"). B&G Foods, Inc. and its subsidiaries subsequent to the B&G and B&R Acquisition (which was consummated on December 27, 1996) are hereinafter referred to as the "Company". On December 27, 1996, the Company issued one share of common stock to, and became a wholly-owned subsidiary of, B&G Foods Holdings Corp. ("Holdings"), which in turn is majority owned by Bruckmann, Rosser, Sherrill and Co., L.P. ("BRS"), a private equity investment firm, and minority owned by management and certain other investors.

Nature of Operations

The Company operates in one industry segment, the manufacturing, marketing and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors. Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter.

Special Charge-Severance

During the second quarter of 2000, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated. At December 30, 2000, all amounts related to such severance charges were paid.

Restructuring

As part of the 1996 B&G and B&R Acquisition, management authorized and committed to a plan to undertake certain restructuring moves, principally involving the consolidation of several warehouse and production facilities resulting in restructuring accruals at December 28, 1996 of

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


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

Acquisitions

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

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


The acquisitions described above have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the above acquisitions are being amortized over their estimated useful lives on a straight-line basis of 40 and 31-32 years, respectively.

The costs of the Polaner Acquisition and the Heritage Brands Acquisition as of January 1, 2000 have been allocated to tangible and intangible assets as follows:

                                                                  Jan. 1,
                                                                    2000
                                                              -------------

Property, plant and equipment                                 $      15,100
Intangible assets - trademarks                                      128,600
Intangible assets - goodwill                                         72,318
Other assets, principally net current assets                         25,152
Deferred income tax liabilities, net                                (16,470)
                                                              -------------
                                                              $     224,700
                                                              =============


Pro Forma Summary of Operations

The following unaudited pro forma summary of operations for the fiscal year ended January 1, 2000 presents the results of operations of the Company as if the Polaner Acquisition and Heritage Brands Acquisition had occurred as of the beginning of such fiscal year. In addition to including the results of operations of such acquisitions, the unaudited pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets.

                                                                  Year
                                                                  ended
                                                                 Jan. 1,
                                                                  2000
                                                              -------------

Net sales                                                     $     362,101
                                                              -------------
Income before extraordinary item                              $       4,664
                                                              =============


The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if such acquisitions, and related financing

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


transactions had occurred at the beginning of the year presented and is not intended to be a projection of future results.

(2)      Summary of Significant Accounting Policies

         (a)   Fiscal Year and Basis of Presentation

         The Company utilizes a 52 week fiscal year ending on the Saturday closest to December 31.

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

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


         can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

         (f)   Deferred Debt Issuance Costs

         Deferred debt issuance costs are amortized using the straight-line method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2000, 1999 and 1998 was $1,843, $1,477 and $589, respectively.

         (g)   Revenue Recognition

         Revenues are recognized when products are shipped.

         (h)   Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs amounted to approximately $2,469, $2,641 and $988 during the fiscal years 2000, 1999 and 1998, respectively.

         (i)   Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (j)   Pension Plans

         The Company has defined benefit pension plans covering substantially all of its employees. The Company's funding policy is to contribute annually the amount recommended by its actuaries.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


         (k)   Fair Value of Financial Instruments

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value of the $120,000 Senior Subordinated Notes at December 30, 2000, based on quoted market prices, was $84,000. The carrying value of the Company's remaining borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

         (l)   Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the management's estimates.

         (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considers various valuation factors (principally, discounted cash flows) to assess the fair values of long-lived assets. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


         (n)   Reclassifications

         Certain amounts in the January 1, 2000 and January 2, 1999 consolidated financial statements have been reclassified to conform with the December 30, 2000 consolidated financial statement presentation.

         In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expense. In accordance with such EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statements of operations for fiscal 1999 and 1998. As a result of this reclassification, previously reported cost of goods sold was increased, and sales, marketing and distribution expenses were decreased by $16.1 million and $9.3 million in fiscal 1999 and 1998, respectively.

         (o)   Statements  of  Cash  Flows -  Noncash  Financing  and  Investing
               Activities

         Capital lease obligations of $460 and $469 were incurred during fiscal years 1999 and 1998, respectively, when the Company entered into leases for new machinery and equipment. No capital lease obligations were entered into in fiscal 2000.

         (p)   Recent Accounting Pronouncements

         The EITF has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus in the second quarter of fiscal 2001, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $2.5 million, $2.8 million and $0.6 million in fiscal 2000, 1999 and 1998, respectively. The implementation of the EITF consensus will effect the classification of expenses in the consolidated statement of operations, but will not have any effect on the Company's net income (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(3)     Inventories

Inventories consists of the following:

                                                       Dec. 30,          Jan. 1,
                                                         2000             2000
                                                     ----------        ---------

 Raw materials and packaging                         $    16,613        19,319
 Work in process                                           1,738         1,513
 Finished goods                                           45,275        51,081
                                                     -----------        -------
                                                     $    63,626        71,913
                                                     ===========        =======
(4)      Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

                                                       Dec. 30,          Jan. 1,
                                                         2000             2000
                                                     ----------        ---------

Land                                                 $    2,879           2,990
Buildings and improvements                               13,654          13,524
Leasehold improvements                                        -             653
Machinery and equipment                                  30,256          31,432
Office furniture and vehicles                             5,282           4,069
Leased property under capital leases                      1,837           1,837
Construction-in-progress                                      8               -
                                                      ---------         -------
                                                         53,916          54,505

Less accumulated depreciation and
      amortization                                       15,641          12,890
                                                     ----------       ---------

                                                     $   38,275          41,615
                                                     ==========       =========


Plant and equipment includes amounts under capital leases as follows:

                                                      Dec. 30,          Jan. 1,
                                                       2000               2000
                                                     ----------        ---------

Machinery and equipment                              $      591             591
Office furniture and vehicles                             1,246           1,246
                                                     ---------         --------
                                                          1,837           1,837

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


Less accumulated amortization                             1,181           1,055
                                                     ----------        ---------

                                                     $      656             782
                                                     ==========        =========

Amortization of assets held under capital leases is included with depreciation expense.

(5)      Intangible Assets

Intangible assets consists of the following:

                                                      Dec. 30,         Jan. 1,
                                                        2000             2000
                                                     ----------        ---------


Goodwill                                             $  123,067         130,192
Trademarks                                              180,226         195,874
                                                     ----------         --------
                                                        303,293         326,066

Less accumulated amortization                            19,627          13,923
                                                     ----------         --------

                                                     $  283,666         312,143
                                                     ==========         =======


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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

                  Years ended December:
                           2001                         $     3,076
                           2002                               3,068
                           2003                               2,419
                           2004                               2,152
                           2005                               1,690
                           Thereafter                         5,029
                                                        -----------

                                                        $    17,434
                                                        ===========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(6)      Continued

Future minimum capital lease payments (included in long-term debt) as of December 30, 2000 are as follows:

         Years ended December 31:
                  2001                                            $       374
                  2002                                                    163
                  2003                                                     74
                  Thereafter                                               29
                                                                  -----------
                           Total minimum lease payments                   640

         Less amount representing interest (at 9% to 13%)                  67
                  Present value of net minimum capital
                     lease payments                                       573

         Less current installments of obligations under
                  capital leases                                          259

                  Obligations under capital leases, excluding
                     current installments (included in long-
                     term debt)                                   $       314
                                                                  ===========


Total rental expense was $3,400, $2,275 and $2,157 for the fiscal years 2000, 1999 and 1998, respectively.

The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense associated with this lease for the fiscal years 2000, 1999 and 1998 was $769, $639 and $477, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(7)      Long-term Debt

Long-term debt consists of the following:

                                                                      Dec. 30,          Jan. 1,
                                                                        2000             2000
                                                                     -----------      ----------

     Revolving credit facility                                       $         -               -
     Term Loan A                                                          58,750          70,000
     Term Loan B                                                         150,000         150,000
     9.625% Senior Subordinated Notes due
         August 1, 2007                                                  120,000         120,000
     Obligations under capital leases with interest at 9%
         to 13% collateralized by certain machinery,
         equipment and vehicles                                              573             892
                                                                     -----------      ----------
                Total long-term debt                                     329,323         340,892

Less current installments                                                 16,009          11,552
                                                                     -----------      ----------

                 Long-term debt, excluding current
                    installments                                     $   313,314         329,340
                                                                      ==========      ==========


In connection with the B&G and B&R Acquisition, the Company was a party to a $50,000 credit agreement which consisted of a revolving credit facility and term loans. In connection with the 1998 Maple Grove Acquisition, a consent, waiver and first amendment to the $50,000 credit agreement was entered into, which included, among other things, a prospective change in certain financial covenants and a consent by the lender regarding the purchase of Maple Grove. In connection with the Heritage Brands Acquisition on March 15, 1999, the Company entered into the Senior Secured Credit Facility (see note 1, "Acquisitions") and refinanced all borrowings under the aforementioned $50,000 credit agreement.

The Senior Secured Credit Facility is comprised of a $60,000 five-year revolving credit facility (the "Revolving Credit Facility"), a $70,000 five-year term loan facility ("Term Loan A") and a $150,000 seven-year term loan facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). Interest on the Senior Secured Credit Facility is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. At December 30, 2000 the interest rate for Term Loan A and Term Loan B was 10.41% and 10.72%, respectively. At January 1, 2000 the interest rate for Term Loan A and Term Loan B was 9.31% and 9.34%, respectively. The Senior Secured Credit Facility is secured by

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(7)      Continued

substantially all of the Company's assets. The Senior Secured Credit Facility also provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limited expenditures on acquisitions to $20,000 in fiscal 1999 and $30,000 in fiscal 2000 and will limit such expenditures on acquisitions to $40,000 per year thereafter.

At April 1, 2000, the Company was not in compliance with certain financial covenants. On May 12, 2000, the Company and the lenders entered into an amendment to the Senior Secured Credit Facility effective as of April 1, 2000 which, among other things, amended such covenants such that the Company currently is and, as of April 1, 2000, was in compliance with such covenants as amended.

The Revolving Credit Facility requires an annual commitment fee of an amount equal to 0.50% of the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility also provides a maximum commitment for letters of credit of $5,000. At December 30, 2000 and January 1, 2000, letters of credit of approximately $1,343 and $1,267, respectively, have been issued under the Revolving Credit Facility.

The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, commencing February 1, 1998. The indenture for the Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2002 at 104.813% of their principal amount plus accrued and unpaid interest and Liquidated Damages, as defined, if any, beginning August 1, 2002, and thereafter at prices declining annually to 100% on or after August 1, 2005. Upon the occurrence of a Change in

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(7)      Continued

Control, as defined, the Company will have the option, at any time on or prior to August 1, 2002, to redeem the Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount plus the Applicable Premium, as defined, plus accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of redemption, and if the Company does not so redeem the Notes or if such Change in Control, as defined, occurs after August 1, 2002, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of repurchase. The Notes are not subject to any sinking fund requirements.

B&G Foods, Inc. has no assets or operations independent of its subsidiaries. All of B&G Foods, Inc's. subsidiaries (the "Guarantors") are wholly-owned, and all of B&G Foods, Inc's. subsidiaries jointly and severally, and fully and unconditionally, guarantee the Notes (the "Subsidiary Guarantees"). Consequently, separate financial statements have not been presented for the guarantor subsidiaries because management has determined that they would not be material to investors. The Subsidiary Guarantee of each Guarantor is subordinate to the prior payment in full of all Senior Debt, as defined. As of December 30, 2000, B&G Foods, Inc. and its subsidiaries had Senior Debt and additional liabilities (including trade payables, accrued expenses, amounts due to related parties, deferred income taxes and other liabilities) aggregating approximately $71.5 million.

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

At December 30, 2000 and January 1, 2000, accrued interest of $9,313, and $9,178, respectively, was included in accrued expenses in the accompanying consolidated balance sheets.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(7)      Continued

The aggregate maturities of long-term debt are as follows:

                  Years ended December:
                           2001                            $        16,009
                           2002                                     19,972
                           2003                                     21,069
                           2004                                     59,290
                           2005                                     74,250
                           Thereafter                              138,733
                                                            --------------

                                                            $      329,323
                                                            ==============

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(8)      Income Tax Expense

Income tax expense consists of the following:

                               Year             Year            Year
                                ended            ended           ended
                              Dec. 30,          Jan. 1,         Jan. 2,
                                2000             2000            1999

     Current:
            Federal           $  (764)           2,071               -
            State                 245              765             113
                              -------            ------         ------
                                 (519)           2,836             113
                              -------            -----          ------

     Deferred:
             Federal            1,346             (163)          1,228
             State                732             (244)             90
                              -------            ------         ------

                                2,078             (407)          1,318
                              -------            ------         ------

                              $ 1,559            2,429           1,431
                              =======            ======         ======

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 34% to income before income tax expense) as a result of the following:


                                                                     Year             Year            Year
                                                                     ended            ended           ended
                                                                   Dec. 30,          Jan. 1,         Jan. 2,
                                                                     2000              2000            1999
                                                                  ---------          -------         -------


Computed expected tax expense                                     $     93            1,592             776
State income taxes, net of federal
         income tax benefit                                            645              344             134
Nondeductible expenses, principally amortiza-
         tion of goodwill                                              666              572             224
Change in valuation allowance for deferred
         income taxes allocated to income tax
         expense                                                      415               (34)             84
Other                                                                (260)              (45)            213
                                                                  --------            ------          -----
                                                                  $  1,559            2,429           1,431
                                                                  ========            ======          =====


                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                            Dec. 30,     Jan. 1,
                                                              2000         2000
                                                           ---------    --------

Deferred tax assets:
    Accounts receivable, principally due to allowance      $     48         207
    Inventories, principally due to additional costs
         capitalized for tax purposes                           758         834
    Accruals and other liabilities not currently
         deductible                                           2,206       4,516
    Net operating loss carryforwards                          5,051       3,407
    Deferred financing costs                                    561         776
                                                           --------     --------
         Total gross deferred tax assets                      8,624       9,740

    Less valuation allowance                                 (1,282)       (867)
                                                           --------     --------

         Net deferred tax assets                              7,342       8,873
                                                           --------     --------

Deferred tax liabilities:
    Plant and equipment                                      (2,293)     (2,190)
    Intangible assets                                       (38,200)    (37,756)
                                                         -----------   ---------

         Total deferred tax liabilities                     (40,493)    (39,946)
                                                         -----------   ---------

         Net deferred tax liability                         (33,151)    (31,073)
                                                         ===========   =========


In assessing the realizability of deferred tax assets, management consrs whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 30, 2000 and January 1, 2000. The amount of the deferred tax asset considered

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(8)      Continued


realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance at December 30, 2000 and January 1, 2000 of $1,282 and $867, respectively, represents the allowance for certain state net operating loss carryforwards of $21,449 and $14,479, respectively, which are available to offset future state taxable income, if any, through 2007. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at December 30, 2000 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will be realized. Any future utilization of acquired state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance. The change in the valuation allowance in fiscal 2000 was primarily due to a net increase of state net operating loss carryforwards. In 1999, the decrease in the valuation allowance was primarily due to the utilization of state net operating loss carryforwards. In fiscal 2000, the Company has new state net operating loss carryforwards of $6,980 which are available to offset future state taxable income through 2007.

At December 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $10,730 which are available to offset future federal taxable income, if any, through 2020. As a result of the acquisitions described in note 1, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

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

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)      Continued


                                                                          Dec. 30,         Jan. 1,
                                                                            2000             2000
                                                                       -------------     ----------


         Change in benefit obligation
         Benefit obligation at beginning of period                     $     6,917            7,785
         Actuarial loss                                                       (178)          (1,702)
         Service cost                                                          552              563
         Interest cost                                                         522              504
         Benefits paid                                                        (231)            (233)
                                                                       -----------      -----------
         Benefit obligation at end of period                                 7,582            6,917
                                                                       -----------      -----------

         Change in plan assets
         Fair value of plan assets at beginning of period                    6,250            5,976
         Actual return on plan assets                                           29              433
         Employer contributions                                                148               74
         Benefits paid                                                        (231)            (233)
                                                                       -----------      -----------
         Fair value of plan assets at end of period                          6,196            6,250
                                                                       -----------      -----------

         Funded status                                                      (1,386)            (667)

         Unrecognized prior service cost                                         7               -

         Unrecognized net actuarial gain                                    (1,625)          (2,030)
                                                                       -----------      -----------
         Accrued pension cost                                          $    (3,004)          (2,697)
                                                                       ===========      ===========

         Amount recognized in the consolidated balance sheet
         Accrued benefit cost at beginning of period                   $    (2,697)          (2,210)
         Net periodic pension cost                                            (455)            (570)
         Additional liability                                                    -                9
         Contributions                                                         148               74
                                                                       -----------      -----------
         Accrued pension cost at end of period                         $    (3,004)          (2,697)
                                                                       ===========      ===========

         Weighted-average assumptions as of
         December 30, 2000 and January 1, 2000
         Discount rate                                                       7.50%            8.00%
         Rate of compensation increase                                       4.50%            4.50%
         Expected long-term rate of return                                   7.75%       7.75% to 8.50%


Plan assets are invested primarily in government securities and mutual funds.

Net periodic cost includes the following components:


                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(9)      Continued

                                                                     Year         Year           Year
                                                                     ended        ended          ended
                                                                   Dec. 30,      Jan. 1,        Jan. 2,
                                                                     2000         2000           1999
                                                                  ---------     --------       --------

Service cost - benefits earned during the
     period                                                       $   552          562            470
Interest cost on projected benefit obligation                         522          504            478
Expected return on plan assets                                       (521)        (496)          (472)
Net amortization and deferral                                         (98)           -             55
                                                                  -------       ------          ------

         Net pension cost                                         $   455          570            531
                                                                   ======       ======          ======


The Company sponsors several defined contribution plans covering substantially all of its employees. Employees may contribute to these plans and these contributions are matched at varying amounts by the Company. Company contributions for the matching component of these plans amounted to $468, $426 and $226 for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. During fiscal 2000, the Company became a member of a multi-employer pension plan. Pension expense incurred in fiscal 2000 related to such plan was $146.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(10)     Changes in Stockholder's Equity

The changes in stockholder's equity for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 are as follows:


                                                           Additional    Retained earnings
                                     Common Stock           paid-in-       (accumulated
                                  Shares       Amount       capital           deficit)         Total
                                  ------       ------      ----------

Balance at Jan. 3, 1998               1     $      --         20,000          (1,372)            18,628

Net income                           --            --             --             850                850
Proceeds from issuance of
   equity                            --            --          1,342              --              1,342
                                   ----        ------      ---------         --------            -------
Balance at Jan. 2, 1999               1            --         21,342            (522)            20,820

Net income                           --            --             --           2,253              2,253
Capital contribution                 --            --         35,000              --             35,000
                                   ----        ------      ---------         --------            -------
Balance at Jan. 1, 2000               1            --         56,342           1,731             58,073

Net loss                             --            --             --          (1,285)            (1,285)
                                   ----        ------      ---------         --------            -------
Balance at Dec. 30, 2000              1      $     --         56,342             446             56,788
                                   ====      ========      =========         ========            =======


                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(11)     Related-party Transactions

In conjunction with the B&G and B&R Acquisition, the Company entered into a management agreement with BRS (the "Management Agreement"), pursuant to which BRS is paid an annual fee for certain management, business and organizational strategy, and merchant and investment banking services. In March, 1999, such annual fee was increased to $500 per year. Charges for such services amounted to approximately $500 during the fiscal year ended December 30, 2000, $450 during the fiscal year ended January 1, 2000 and $250 during the fiscal year ended January 2, 1999. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of Holdings.

The Company also entered into a transaction services agreement pursuant to which BRS will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Polaner Acquisition and the Heritage Brands Acquisition in fiscal 1999 and the Maple Grove Acquisition in fiscal 1998, the Company paid transaction fees aggregating $300, $1,920 and $250, respectively, which were included in the cost of the respective acquisitions.

As described in note 6, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

"Due to related party" at December 30, 2000 and January 1, 2000 includes management fees to BRS.

Related party interest expense on the unsecured notes payable to related parties was $15 and $74 for the fiscal years ended January 1, 2000 and January 2, 1999, respectively. There was no related party interest expense incurred in fiscal year ended December 30, 2000.

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

On December 30, 2000, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $6,335. Management believes that all such commitments will be fulfilled within one year.

The Company is subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on the Company's business, consolidated financial position or results of operations, except as described in note 15.

(13)     Business and Credit Concentrations

The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition. As of December 30, 2000, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

Prior to the Polaner Acquisition, the Company had entered into two co-packing contracts with IHF pursuant to which the Company manufactured for IHF the Polaner lines of fruit spreads, preserves and wet spices. In addition, the Company had entered into a third contract with IHF under which the Company distributed the Polaner lines of fruit spreads, preserves and wet spices in the New York metropolitan area. The IHF contracts, in the aggregate, accounted for $36.9 million or 20.5% of the Company's net sales for fiscal 1998. These contracts were terminated upon completion of the Polaner Acquisition.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



(14)     Quarterly Financial Data (unaudited)


                                        First        Second          Third         Fourth
                                       Quarter       Quarter        Quarter        Quarter          Year
                                     ------------ -------------- -------------- -------------- ---------------

         Net sales
            2000                         $73,394         95,767         89,080         93,175         351,416
            1999                          56,480         97,620         87,552         94,460         336,112

         Gross profit (a)
            2000                         $31,890         42,339         38,782         37,754         150,765
            1999                          20,920         42,118         37,092         39,798         139,928

         Net income (loss)
            2000                          $(556)          1,144            189        (2,062)         (1,285)
            1999                           (375)          1,930            476            222           2,253



         (a) As further described in note 1, fiscal 1999 reflects the reclassification of certain costs into cost of goods sold in accordance with the adoption in the fourth quarter of fiscal
                  2000 of EITF Issue No. 00-10.



(15)     Subsequent Events

On January 17, 2001, the Company completed the disposition of its subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"). Under the stock purchase agreement entered into on January 17, 2001 by the Company, Burns & Ricker and Nonni's Food Company, Inc., the Company sold all of the issued and outstanding capital stock of Burns & Ricker for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.2 million (subject to certain adjustments) and will be included in the Company's first quarter 2001 results of operations. The Company applied the net cash proceeds from the sale of Burns & Ricker toward the partial prepayment of the Term Loans Facilities, as required under the Company's Senior Secured Credit Facility. As of December 30, 2000, the Burns & Ricker net assets of $20.7 million are classified as net assets held for sale in the consolidated balance sheet.

On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the cleanup of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms have been working to clean up the oil and are cooperating with the NJDEP. Based on fuel tank readings taken in the normal course of business on December 7, 2000 and December 29, 2000, fuel tank readings taken on January 17, 2001 in response to the notification of the potential release and consultation with the retained environmental services firms, management believes that the release primarily occurred after January 1, 2001. Accordingly, no costs relating to this matter are included in the fiscal 2000 consolidated financial statements.

Management believes that substantial progress has been made toward the cleanup of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related cleanup and monitoring activities. The Company estimates the costs related to its cleanup efforts will be approximately $800,000 to $1,000,000, although there can be no assurances in this regard. Such costs related to the cleanup will be recorded in the first quarter of fiscal 2001. The Company will reassess the impact of this matter as more information becomes available and as developments occur.

                                                                     Schedule II


                        B&G Foods, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                             (dollars in thousands)



        Column A               Column B                   Column C                    Column D           Column E
                                                          Additions
                                             ---------------------------------
                              Balance at     Charged to costs      Charged to
                             beginning of      and expenses      other accounts     Deductions -      Balance at end
       Description              period                             - describe         describe          of period
       -----------           ------------    ----------------    --------------     ------------      --------------

2000:
Allowance for doubtful
   accounts                     $    517          $    128                 --       $       180(a)        $    465

1999:
Allowance for doubtful
   accounts                     $    229          $    596                 --       $       308(a)        $    517

1998:
Allowance for doubtful
   accounts                     $    237          $     43                 --       $        51(a)        $    229
Restructuring accruals
                                $    656                --                 --       $       656(b)        $     --


(a)      Represents bad-debt write-offs.

(b)      Cash expenditures relating primarily to tenancy costs.



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

             Name                     Age                 Position
             ----                     ---                 --------

Leonard S. Polaner                    70        Chairman of the Board of Directors
David L. Wenner                       51        President, Chief Executive Officer and Director
Robert C. Cantwell                    44        Executive Vice President of Finance and Chief Financial
                                                Officer
David H. Burke                        58        Executive Vice President of Sales and Marketing
James H. Brown                        58        Executive Vice President of Manufacturing
Albert J. Soricelli                   48        Executive Vice President of Marketing and Strategic
                                                Planning
Thomas Baldwin                        41        Director
William F. Callahan III               59        Director
Alfred Poe                            51        Director
Harold O. Rosser II                   52        Director
Stephen C. Sherrill                   47        Director
Nicholas B. Dunphy                    52        Director


         Leonard S. Polaner, Chairman of the Board: Leonard Polaner has been Chairman of the Board of B&G since March 1993 when the Polaner business was sold to IHF. Prior to that time, Mr. Polaner was President and Chief Executive Officer of B&G, positions which he had assumed upon joining the Company in 1986. Mr. Polaner began his career in the food products industry in 1956 when, after earning his Masters Degree from Harvard Business School, he joined Polaner, a family-run business. He has been active in many industry trade groups, including the New York Preservers Association and the International Jelly and Preservers Association, organizations in which he served as President and as a member of the Board of Directors, respectively.

         David L. Wenner, President and Chief Executive Officer: David Wenner is the President and Chief Executive Officer of the Company, positions he has held since March 1993. Mr. Wenner joined B&G in 1989 as Assistant to the President and was directly responsible for the Company's distribution and Bloch & Guggenheimer operations. In 1991, he was promoted to Vice President. He continued to be responsible for distribution and assumed responsibility for all company operations. Prior to joining B&G, Mr. Wenner spent 13 years at Johnson & Johnson in supervision and management positions responsible for manufacturing, maintenance and purchasing. Mr. Wenner is active in industry trade groups and has served as President of Pickle Packers International.

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

         David H. Burke, Executive Vice President of Sales and Marketing: David Burke is the Executive Vice President of Sales and Marketing of the Company. Mr. Burke has an extensive background with major consumer products companies. His experience includes eight years with Procter & Gamble in sales and sales management and 12 years at Quaker Oats, where he was a Regional Sales Manager and later the director of Broker Sales. Mr. Burke also spent four years with Pet Inc. as Vice President for their frozen foods business. Mr. Burke joined B&G in 1990 as Vice President of Sales and was and continues to be responsible for sales and marketing of all B&G brands.

         James H. Brown, Executive Vice President of Manufacturing: James Brown is the Senior Vice President of Manufacturing and has 28 years of experience in manufacturing with B&G and Polaner. He has been responsible for all manufacturing at the Roseland facility since 1981. In 1994, he assumed responsibility for B&G's other manufacturing facilities. Prior to joining Polaner in 1972, Mr. Brown worked at Kraft Foods for two years as a project engineer and spent four years in the U.S. Navy.

         Albert J. Soricelli, VP of Marketing & Strategic Planning: Prior to joining B&G in 2000, Mr. Soricelli spent 18 years at American Home Food in
Madison, NJ in increasing levels of management positions and was promoted to Senior VP/General Manager in 1989. More recently, Mr. Soricelli served as President of Nice Pak Products, in Orangeburg, NY, a $200 million dollar baby and wet wipe consumer product company. As VP of Marketing & Strategic Planning for B&G, Mr. Soricelli is responsible for the growth of the Company through acquisitions, divestitures, and sound financial structuring.

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

         William F. Callahan III, Director: William Callahan has been a Director of B&G since B&G acquired Maple Grove in 1998. Prior to that, Mr. Callahan was the C.E.O. and owner of Maple Grove. Mr. Callahan began his career in the specialty foods business in 1975 when he acquired Maple Grove. Prior to such acquisition, Mr. Callahan was Vice President, Sales of Blyth, Eastman, Dillon and Co. in New York and a trial attorney for the U.S. Securities and Exchange Commission in New York. Mr. Callahan is a graduate of Georgetown University and the Boston University Law School. He is a member of the State of Vermont Chamber of Commerce, a member of the Vermont Maple Industry Council and the State of Vermont Agriculture Commissioner's Task Force.

     Alfred Poe, Director: Alfred Poe has been a director since 1997. He is President and Chief Executive Officer of Superior Nutrition Corporation, a provider of nutrition products. He was Chairman of the Board of the MenuDirect Corporation, a provider of specialty meals for people on restricted diets from 1997 to 1999. Mr. Poe was a Corporate Vice President of Campbell's Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of Campbell's Meal Enhancement Group. From 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director, with Mars, Inc.

         Harold O. Rosser II, Director: Since its formation in 1995, Harold Rosser has been a Managing Director of BRS. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through 1994. Prior to that, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is a director of Jitney-Jungle Stores of America, Inc., American Paper Group, Inc., Acapulco Restaurants, Inc., California Pizza Kitchen, Inc. and Penhall International, Inc.

         Stephen C. Sherrill, Director: Since its formation in 1995, Stephen Sherrill has been a Managing Director of BRS. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Prior to that, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., Doane Pet Care Enterprises, Inc., Mediq Incorporated, Health Plus Corporation and Alliance Laundry Systems LLC.

         Nicholas B. Dunphy, Director: Mr. Dunphy is a Managing Partner of Canterbury Capital II, LLC, with more than 20 years' business and investment banking experience. Prior to co-founding Canterbury Capital II, LLC, in 1996, he was a managing director and founding partner of Barclays Mezzanine Group. Before joining Barclays in 1980, Mr. Dunphy qualified as a Chartered Accountant in Canada and subsequently spent five years with Toronto Dominion Bank. Mr. Dunphy earned a B.Sc. from Manchester University in England and a Masters in Business Administration from York University in Canada.

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation earned by the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company, including the Chairman (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company for fiscal 2000:


                           SUMMARY COMPENSATION TABLE


                                                                                                             All Other
             Name and Principal Position                Year       Salary      Bonus (1)       Other        Compensation
             ---------------------------                ----       ------      ---------       -----        ------------
                                                                                                (2)             (3)
                                                                                                ---             ---

Leonard S. Polaner
   Chairman of the Board                                  2000      $100,516       $35,181      $13,800         $9,500
David L. Wenner
   President and Chief Executive Officer                  2000       257,069       137,600       10,000         11,900
Robert C. Cantwell
   Executive Vice President of  Finance and Chief
   Financial Officer                                      2000       201,357        75,350       10,000         11,900
David H. Burke
   Executive Vice President of Sales and Marketing
                                                          2000       196,675        73,600       10,000         11,900
James H. Brown
   Executive Vice President of Manufacturing
                                                          2000       170,117        63,100       10,850         11,900

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

Stock Option Plan
-----------------

         In order to attract, retain and motivate selected employees and officers of the Company, Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan (the "Option Plan") for key employees of the Company and its subsidiaries. The Option Plan provides that it may be administered by Holdings' Board of Directors or a committee designated by the Board of Directors of Holdings. Holdings' Board of Directors has designated a committee comprised of Stephen C. Sherrill and Harold O. Rosser II. Options granted under the Option Plan will be exercisable in accordance with the terms established by the Holdings' Board of Directors. Options will expire on the date determined by the Holdings' Board of Directors, which shall not be later than the tenth anniversary of the date of grant.

         No grants of options have been made under the Option Plan.

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

401(k) Plan
-----------

         The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with the Company. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 17% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($10,500 in 2000). The Company makes a 50% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

Pension Plan
------------


                               PENSION PLAN TABLE


                                                               Years of Service
Renumeration                              15           20            25            30            35
------------                              --           --            --            --            --

 40,000                               $ 4,794      $ 6,392       $ 7,990       $ 9,588       $11,186
 60,000                               $ 8,244      $10,992       $13,740       $16,488       $19,236
 80,000                               $11,694      $15,592       $19,490       $23,388       $27,286
100,000                               $15,144      $20,192       $25,240       $30,288       $35,336
120,000                               $18,594      $24,792       $30,990       $37,188       $43,386
140,000                               $22,044      $29,392       $36,740       $44,088       $51,436
160,000                               $25,494      $33,992       $42,490       $50,988       $59,486


         Benefits under the plans are calculated generally under a formula of 0.75% of final average earnings multiplied by service plus 0.4% of final average earnings in excess of covered compensation multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan limited to $160,000 as required by Section 401(a)(17) of the Code. As of December 30, 2000, the years of credited service for each of the Named Executive Officers were: Mr. Polaner, 13; Mr. Wenner, 11; Mr. Cantwell, 17; Mr. Burke, 10; and Mr. Brown, 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         B&G Foods, Inc. is a wholly owned subsidiary of Holdings. The following table sets forth certain information as of March 1, 2001 with respect to the beneficial ownership of the 13% Series A Cumulative Preferred Stock, par value $0.01 per share, of Holdings ("Series A Preferred"), 13% Series B Cumulative Preferred Stock, par value $0.01 per share, of Holdings ("Series B Preferred"), Series C Senior Preferred Stock, par value $0.01 per share, of Holdings ("Series C Preferred") and the common stock, par value $0.01 per share, of Holdings ("Common Stock") by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Named Executive Officers and (iv) all directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.


                                                                    Number and Percent of Shares
                                                                    ----------------------------

Name of Beneficial Owner                     Common Stock(1)   Series A Preferred   Series B Preferred   Series C Preferred
------------------------                     ---------------   ------------------   ------------------   ------------------

Bruckmann, Rosser, Sherrill & Co.,                100,021.48            18,774.99            12,310.54             5,000.00
L.P. (2)(3)                                            85.1%                92.4%               100.0%                20.0%
  Two Greenwich Plaza
  Suite 100
  Greenwich, CT 06830

Canterbury Mezzanine Capital                        9,857.92                -----                -----            15,000.00
II, L.P. (4) (5)                                        8.8%                                                          60.0%
  600 Fifth Avenue
  23rd Floor
  New York, NY 10019

The CIT Group/Equity                                3,285.97                -----                -----             5,000.00
Investments, Inc.(6)                                    3.1%                                                          20.0%
  650 CIT Drive
  Livingston, NJ  07039

Leonard S. Polaner (7)                                 3,000                  145                -----                -----
                                                        2.9%                    *

David L. Wenner (7)                                    3,000                   20                -----                -----
                                                        2.9%                    *

David H. Burke (7)                                     3,000                   20                -----                -----
                                                        2.9%                    *

James H. Brown (7)                                     3,000                   20                -----                -----
                                                        2.9%                    *

Robert C. Cantwell (7)                                 3,000                   20                -----                -----
                                                        2.9%                    *

Thomas J. Baldwin (7)                                    500               110.44                -----                -----
                                                           *                    *

Alfred Poe (7)                                           500               110.44                -----                -----
                                                           *                    *

William F. Callahan III (7)                            1,450             1,050.94                -----                -----
                                                        1.4%                 5.2%




                                                                    Number and Percent of Shares
                                                                    ----------------------------

Name of Beneficial Owner                     Common Stock(1)   Series A Preferred   Series B Preferred   Series C Preferred
------------------------                     ---------------   ------------------   ------------------   ------------------

Harold O. Rosser II (7)(8)(9)                         381.56                71.61                47.01                19.09
                                                           *                    *                    *                    *

Stephen C. Sherrill (7)(8)(10)                      1,958.69               367.59               241.32                98.01
                                                        1.9%                 1.8%                 2.0%                    *

Nicholas B. Dunphy (11)(12)                            -----                -----                -----                -----

All directors and officers as a group
(12 persons) (8)(11)                               19,790.25             1,936.02               288.33               117.10
                                                       19.2%                 9.5%                 2.3%                    *
--------------------
*        Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
         In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

(3) With respect to the Common Stock, such amount includes warrants to purchase 15,021.58 shares of Common Stock, exercisable within 60 days of March 1, 2001, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

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

(5) With respect to the Common Stock, such amount includes warrants to purchase 9,857.92 shares of Common Stock, exercisable within 60 days of March 1, 2001, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(6) With respect to the Common Stock, such amount includes warrants to purchase 3,285.97 shares of Common Stock, exercisable within 60 days of March 1, 2001, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(7) The address of such person is c/o B&G Foods, Inc., 4 Gatehall Drive, Suite 110, Parsippany, New Jersey, 07054.

(8) With respect to Mr. Sherrill and Mr. Rosser, directors of the Company, excludes shares held by BRS and certain other entities and individuals affiliated with BRS, of which shares Mr. Sherrill and Mr. Rosser disclaim beneficial ownership.

(9) With respect to the Common Stock, such amount includes warrants to purchase 57.36 shares of Common Stock, exercisable within 60 days of March 1, 2001, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(10) With respect to the Common Stock, such amount includes warrants to purchase 294.46 shares of Common Stock, exercisable within 60 days of March 1, 2001, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(11) With respect to Mr. Dunphy, a director of the Company, excludes shares held by Canterbury Mezzanine, of which shares Mr. Dunphy disclaims beneficial ownership.

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

BRS Management Agreement and Transaction Services Agreement
-----------------------------------------------------------

         The Company and Holdings are party to a management services agreement (the "BRS Management Agreement") with BRS & Co., the manager of BRS, pursuant to which BRS & Co. is paid $500,000 per annum for certain management, business and organizational strategy and merchant and investment banking services rendered to the Company and Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of the Company's products, development of business plans, the structure of the Company's debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the BRS Management Agreement are restricted by the terms of the Company's indenture governing its 9 5/8% Senior Subordinated Notes due 2007. The Company and BRS & Co. also are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Polaner Acquisition and the Heritage Brands Acquisition in fiscal 1999 and the Maple Grove Acquisition in fiscal 1998, the Company paid transaction fees aggregating $300,000, $1,920,000 and $250,000 respectively, which were included in the cost of the respective acquisitions. No transaction fees were paid in fiscal 2000.

Roseland Lease
--------------

         The Company's subsidiary, Roseland Distribution Company ("RDC"), is party to a lease (the "Roseland Lease") for its Roseland facility with 426 Eagle Rock Avenue Associates ("Eagle Rock"), a real estate partnership of which Leonard S. Polaner, the Company's Chairman, is the general partner. The Company pays $59,583 per month in rent to Eagle Rock pursuant to the Roseland Lease. In the opinion of management, the terms of the Roseland Lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

         (a)      (1)      FINANCIAL STATEMENTS.

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.

                  Consolidated Statements of Operations for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

                  Consolidated Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

                  Notes to Consolidated Financial Statements.


                  (2)      FINANCIAL STATEMENT SCHEDULE.

                  Valuation and Qualifying Accounts.

         (b)      REPORTS ON FORM 8-K:

                     None.

         (c)      EXHIBITS

      EXHIBIT NO.                              DESCRIPTION
---------------------       ----------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as
                            Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference).
3.1                         Certificate  of  Incorporation  of B&G  Foods,  Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                         Certificate of Incorporation  of BGH Holdings,  Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5                         Intentionally omitted.
3.6                         Intentionally omitted.
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and
                            incorporated herein by reference)
3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13                        Intentionally omitted.
3.14                        Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit
                            3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17                        Intentionally omitted.
3.18                        Intentionally omitted.
3.19                        Certificate of Incorporation of Burns & Ricker, Inc.
                            (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.20 Bylaws of Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc. (the "Company"), BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company (collectively, the "Guarantors") and The Bank of New York, as trustee (the "Trustee"). (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2                         Form of the  Company's  9%  Senior  Notes  due 2007.
                            (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1                        Registration Rights Agreement dated as of August 11,
                            1997 by and among
                            the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
                            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3                        Intentionally omitted.
10.4                        Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M.
                            Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement, dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                            Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.12 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.13 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.14 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.15 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.16 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
12.1                        Computation  of Ratio of Earnings  to Fixed  Charges
                            (Filed herewith)
21.1                        Subsidiaries  of  the  Company  and  the  Additional
                            Registrants. (Filed herewith)
27.1                        Financial Data Schedule.  (Filed herewith)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           B&G FOODS, INC.


                                           By: /s/ David L. Wenner
                                               ---------------------------------
                                               David L. Wenner
                                               Chief Executive Officer


Date:    March 13, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                                             TITLE                             DATE
------------------------------               -----------------------------------         --------------


/s/ Leonard S. Polaner
------------------------------               Chairman of the Board of                     March 13, 2001
Leonard S. Polaner                           Directors


/s/ David L. Wenner                          President, Chief Executive                   March 13, 2001
------------------------------                 Officer and Director (Principal
David L. Wenner                                Executive Officer)


                                             Executive Vice President of                  March 13, 2001
/s/ Robert C.  Cantwell                        Finance and Chief Financial
------------------------------                 Officer (Principal Financial
Robert C. Cantwell                             and Accounting Officer)

/s/ Thomas Baldwin
------------------------------               Director                                     March 13, 2001
Thomas Baldwin

/s/ William F. Callahan III
------------------------------               Director                                     March 13, 2001
William F. Callahan III

/s/ Alfred Poe
------------------------------               Director                                     March 13, 2001
Alfred Poe

/s/ Harold O. Rosser
------------------------------               Director                                     March 13, 2001
Harold O. Rosser

/s/ Nicholas B. Dunphy
------------------------------               Director                                     March 13, 2001
Nicholas B. Dunphy

/s/ Stephen C. Sherrill
------------------------------               Director                                     March 13, 2001
Stephen C. Sherrill
