Form 10-Q
period 2001-03-31
B&G FOODS INC
filed 2001-05-07
CIK 1049172

As filed with the Securities and Exchange Commission on May 7, 2001

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



  (Mark one)     Quarterly Report Pursuant to Section 13 or 15(d)
     [X]             of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or


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

     As of March 31, 2001, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.

              Consolidated Balance Sheets.....................................1

              Consolidated Statements of Operations...........................2

              Consolidated Statements of Cash Flows...........................3

              Notes to Consolidated Financial Statements......................5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............8

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.................................................13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes in Securities and Use of Proceeds...................14

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................15
                  (a)    Exhibits
                  (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits....................................................20




                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

            Assets                         March 31, 2001      December 30, 2000
                                           --------------      -----------------
                                            (Unaudited)
Current assets:
   Cash and cash equivalents                $     5,551        $    13,433
   Trade accounts receivable, net                20,262             24,171
   Inventories                                   62,058             63,626
   Prepaid expenses                               2,155              2,114
   Net assets held for sale                           -             20,685
   Deferred income taxes                          1,279              1,279
                                              ----------------------------------
      Total current assets                       91,305            125,308

Property, plant and equipment, net               37,024             38,275
Intangible assets, net                          281,533            283,666
Other assets                                      9,291              9,767
                                              ----------------------------------

                                              $ 419,153         $  457,016
                                              ==================================

      Liabilities and Stockholder's Equity

Current liabilities:
   Current installments of long-term debt     $   14,039        $  16,009
   Trade accounts payable                         17,103           24,781
   Accrued expenses                               12,912           15,267
   Due to related party                               84              208
                                              ----------------------------------
      Total current liabilities                   44,138           56,265

Long-term debt                                   285,954          313,314
Deferred income taxes                             31,492           30,500
Other liabilities                                    173              149
                                              ----------------------------------
      Total liabilities                          361,757          400,228

Stockholder's equity:
Common stock, $.01 par value per share.
   Authorized 1,000 shares; issued and
   outstanding 1 share                                 -                -
Additional paid-in capital                        56,342           56,342
Retained earnings                                  1,054              446
                                              ----------------------------------
      Total stockholder's equity                  57,396           56,788
                                              ----------------------------------

                                              $  419,153        $ 457,016
                                              ==================================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)

                                                                  Thirteen Weeks Ended
                                                              March 31, 2001         April 1, 2000
                                                              --------------         -------------
Net sales                                                         $   71,956            $  73,394
Cost of goods sold                                                    41,810               41,504
                                                                  -----------            ---------

           Gross profit                                               30,146               31,890

Sales, marketing, and distribution expenses                           18,421               20,839
General and administrative expenses                                    3,499                3,462
Management fees-related party                                            125                  125
Special charge-environmental clean up                                  1,100                    -
                                                                  -----------            ---------

           Operating income                                            7,001                7,464

Other expense:
      Gain on sale of assets                                          (3,112)                   -
      Interest expense                                                 8,513                8,623
                                                                 ------------            ---------

           Income (loss) before income tax expense (benefit)           1,600               (1,159)

Income tax expense (benefit)                                             992                 (603)
                                                                 ------------            ---------

           Net income (loss)                                     $       608             $   (556)
                                                                 ============            =========


                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                March 31, 2001           April 1, 2000
                                                                --------------           -------------
Cash flows from operating activities
      Net income (loss)                                            $      608               $    (556)
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                3,525                   3,970
           Deferred income tax expense (benefit)                          992                    (603)
           Amortization of deferred debt issuance costs                   476                     413
           Gain on sale of assets                                      (3,112)                      -
           Changes in assets and liabilities, net of effects of
             businesses acquired:
               Trade accounts receivable                                3,909                   7,938
               Inventories                                              1,121                  (1,099)
               Prepaid expenses                                           (62)                    221
               Trade accounts payable                                  (7,678)                 (7,409)
               Accrued expenses                                        (2,355)                 (4,701)
               Due to related parties                                    (124)                   (125)
               Other liabilities                                           24                      25
                                                                      --------                 -------

               Net cash used in operating activities                   (2,676)                 (1,926)
                                                                      --------                 -------

Cash flows from investing activities:
      Capital expenditures                                               (141)                 (1,555)
      Proceeds from sale of assets                                     24,265                       -
                                                                      --------                 -------

               Net cash provided by (used in) investing activities     24,124                  (1,555)
                                                                      --------                 -------


                                   (continued)

                        B&G Foods, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, continued
                             (dollars in thousands)
                                   (Unaudited)



                                                                         Thirteen Weeks Ended
                                                                 March 31, 2001          April 1, 2000
                                                                 --------------          -------------
Cash flows from financing activities:
      Payments of long-term debt                                       (29,330)                (73)
                                                                     ----------            --------

               Net cash used in
                 financing activities                                  (29,330)                (73)
                                                                     ----------           ---------

               Decrease in cash and
                 cash equivalents                                       (7,882)             (3,554)

Cash and cash equivalents at beginning of period                        13,433               7,745
                                                                    -------------------------------

Cash and cash equivalents at end of period                          $    5,551         $     4,191
                                                                    ===============================

Supplemental disclosure of cash flow information -
        Cash paid for:
        Interest                                                    $   11,711         $    11,262
                                                                    ==========         ============

        Income taxes                                                $       42         $        65
                                                                    ===========        ============


                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and the results of their operations and their cash flows for the thirteen week periods ended March 31, 2001 and April 1, 2000.

     The results of operations for the thirteen week period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2001.

     The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $0.3 million and $0.4 million for the thirteen week periods ended March 31, 2001 and April 1, 2000, respectively. The implementation of the EITF consensus will affect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income
     (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

     In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In accordance with the provisions of such EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen week period ended April 1, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $3.8 million for the thirteen week period ended April 1, 2000.

     In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

     That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period slotting expenses as a reduction of net sales. The Company is currently evaluating the impact of adoption of this EITF consensus.


(2)  Nature of Operations and Business Dispositions

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

     Business Dispositions

     On January 17, 2001, the Company completed the sale of its wholly-owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.1 million (subject to certain adjustments). The Company applied the net cash proceeds from the sale of Burns & Ricker toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. See Note 4 below.

(3)  Inventories

     Inventories consist of the following:



                                   March 31, 2001              December 30, 2000
                                   --------------              -----------------
     Raw materials and packaging   $     15,707                $       16,613
     Work in process                      1,170                         1,738
     Finished goods                      45,181                        45,275
                                   ------------                --------------

                                   $     62,058                $       63,626
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

     The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit
     Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at March 31, 2001.


(5)  Environmental Matters


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

     Management believes substantial progress has been made toward the clean-up of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related clean-up and monitoring activities. The Company recorded a charge of $1.1 million in the 2001 Quarterly Period to cover the expected cost of the clean-up. The actual expenses incurred in the 2001 Quarterly Period relating to the clean-up of the oil spill was $0.8 million. Depending on the results of further monitoring and sampling, the

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


     Company's obligations may change in the near term. Future information and developments may require the Company to continually reassess the expected impact of this matter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended March 31, 2001 compared to 13 week period ended April 1, 2000.

         Net Sales. Net sales decreased $1.4 million or 2.0% to $72.0 million for the thirteen week period ended March 31, 2001 (the "2001 Quarterly Period") from $73.4 million for the thirteen week period ended April 1, 2000 (the "2000 Quarterly Period"). The B&R Disposition accounted for $4.5 million of the sales decrease on a comparative basis. Sales of the Company's B&G branded pickles and peppers, Sason branded flavor enhancers, Ac'cent branded flavor enhancers and Regina branded products increased $1.0 million, $0.6 million, $0.6 million and $0.4 million or 8.8%, 70.4%, 19.1% and 12.3%, respectively. The Company's new line of Emeril's Original branded products produced $3.6 million in sales. Sales of the Company's Underwood brands, Polaner brands and Joan of Arc brands decreased $1.7 million, $1.0 million and $0.8 million or 27.9%, 8.2% and 20.5%, respectively. Sales of the Company's other brands collectively increased $0.4 million or 1.3%.

         Gross Profit. Gross profit decreased $1.7 million or 5.5% to $30.1 million for the 2001 Quarterly Period from $31.9 million in the 2000 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 41.9% for the 2001 Quarterly Period from 43.5% in the 2000 Quarterly Period. The gross profit percentage decrease of 1.6% included a decrease of 1.0% attributable to the fact that Burns & Ricker branded products are no longer in the mix of products sold by the Company and higher purchase costs relating to the Underwood and Las Palmas brands. The decrease in gross profit was offset by sales of the new line of Emeril's Original branded products and reduced maple syrup costs.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $2.4 million or 11.6% to $18.4 million in the 2001 Quarterly Period from $20.8 million in the 2000 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 25.6% in the 2001 Quarterly Period from 28.4% in the 2000 Quarterly Period. Trade promotion spending and slotting expenses decreased $0.7 million or 5.6%. Trade promotion spending as a percentage of sales decreased to 16.9% in the 2001 Quarterly Period from 17.5% in the 2000 Quarterly Period. Coupon and advertising expenses decreased $0.7 million or 57.7%. Distribution expenses decreased $0.3 million or 20.7%. All other expenses collectively decreased $0.7 million or 3.3%.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) in the amount of $3.6 million for the 2001 Quarterly Period equaled the amount of such expenses incurred in the 2000 Quarterly Period. A decrease in amortization of certain intangibles in the amount of $0.3 million disposed of in the B&R Disposition was offset by an increase in operating expenses of $0.3 million in the 2001 Quarterly Period.

         Special Charge-Environmental Clean-Up. As further described below, the Company recorded a charge of $1.1 million in the 2001 Quarterly Period.

         Operating Income. As a result of the foregoing, operating income decreased $0.5 million or 6.2% to $7.0 million for the 2001 Quarterly Period from $7.5 million for the 2000 Quarterly Period. Operating income expressed as a percentage of net sales decreased to 9.7% in the 2001 Quarterly Period from 10.2% in the 2000 Quarterly Period.

         Gain of Sale of Assets. As further described in Note 2 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition.

         Interest Expense. Interest expense decreased $0.1 million to $8.5 million for the 2001 Quarterly Period from $8.6 million in the 2000 Quarterly Period as a result of lower outstanding loan balances in the 2001 Quarterly Period as a result of the partial prepayment of the term loans required in connection with the B&R Disposition.

         Income Tax Expense. Income tax expense for the 2001 Quarterly Period was $1.0 million as compared to the income tax benefit of $0.6 million in the 2000 Quarterly Period. The Company's effective tax rate for the 2001 Quarterly Period was 62.0% as compared to 52.0% in the 2000 Quarterly Period.

         Because of the highly leveraged status of the Company, earnings before severance charges, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended March 31, 2001 and April 1, 2000 is calculated as follows (dollars in thousands):

                                                      Thirteen weeks ended
                                                      --------------------
                                              March 31, 2001       April 1, 2000
                                              --------------       -------------

Net income (loss)                                 $   0.6            $    (0.6)
Depreciation and amortization                         3.5                  4.0
Income tax expense (benefit)                          1.0                 (0.6)
Interest expense                                      8.5                  8.6
                                                   ------               ------
EBITDA                                               13.6                 11.4
Special charge-environmental clean up                 1.1                  -
Gain on sale of assets                               (3.1)                 -
                                                   ------              -------
Adjusted EBITDA                                    $ 11.6              $  11.4
                                                   ======              =======

Liquidity and Capital Resources

Cash Flows

         Cash used in operating activities increased $0.8 million to $2.7 million for the 2001 Quarterly Period from $1.9 million in the 2000 Quarterly Period. The increase was primarily due to decreases in receivables, as a result of a decrease in days sales outstanding and inventory. Working capital at March 31, 2001 was $47.2 million, a decrease of $21.9 million over working capital at December 30, 2000 of $69.0 million. The decrease in working capital was due to the sale of assets in connection with the B&R Disposition. In addition, there were decreases in cash, receivables, inventory, accrued expenses and accounts payable.

         Net cash provided by investing activities for the 2001 Quarterly Period was $24.1 million as compared to net cash used in investing activities of $1.6 million for the 2000 Quarterly Period. The increase is due to the proceeds received from the B&R Disposition in the amount of $24.3 million. Capital expenditures during the 2001 Quarterly Period of $0.1 million included purchases of manufacturing and computer equipment and were $1.5 million below the $1.6 million in similar capital expenditures for the 2000 Quarterly Period.

         Net cash used in financing activities for the 2001 Quarterly Period was $29.3 million as compared to $0.1 million for the 2000 Quarterly Period. The net cash used by financing activities for the 2001 Quarterly Period included payments of $10.6 million due on the Term Loan A and $18.7 million due on the Term Loan B. These payments included a mandatory prepayment made in January, 2001 of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition.

Acquisitions

         The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense is significant as a result of indebtedness the Company has incurred in connection with its acquisitions, and will increase with any additional indebtedness the Company may incur to finance future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Special Charge-Environmental Clean Up

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

         Management believes substantial progress has been made toward the clean-up of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related cleanup and monitoring activities. The Company recorded a charge of $1.1 million in the 2001 Quarterly Period to cover the expected cost of the clean-up. The actual expenses incurred in the 2001 Quarterly Period relating to the clean-up of the oil spill was $0.8 million. Depending on the results of further monitoring and sampling, the Company's obligations may change in the near term. Future information and developments may require the Company to continually reassess the expected impact of this matter.

Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain  liens.  The  Senior  Secured  Credit  Facility  also  contains  certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at March 31, 2001.

Future Capital Needs

         The Company is highly leveraged. On March 31, 2001, the Company's total long-term debt (including current installments) and stockholder's equity was $300.0 million and $57.4 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at March 31, 2001, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement No. 133 and Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, requiring implementation of the provisions of SFAS No. 133 effective January 1, 2001. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 amending certain accounting and reporting standards of SFAS No. 133. Management believes that the adoption of such revised accounting and reporting standards on January 1, 2001 did not have a material impact on the Company's consolidated financial statements.

         At a recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $0.3 million and $0.4 million for the thirteen week periods ended March 31, 2001 and April 1, 2000, respectively. The implementation of the EITF consensus will affect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

         In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In accordance with the provisions of such EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen week period ended April 1, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $3.8 million for the thirteen week period ended April 1, 2000.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period slotting expenses as a reduction of net sales. The Company is currently evaluating the impact of adoption of this EITF consensus.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of March 31, 2001, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2001, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $1.8 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


    EXHIBIT NO.                                   DESCRIPTION
---------------    -------------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4 Stock Purchase Agreement, dated as of January 17, 2001, by and among Nonni's Food Company, Inc., B&G Foods, Inc. and Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed January 30, 2001 and incorporated herein by reference)
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3 Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5                Intentionally omitted.
3.6                Intentionally omitted.
3.7                Certificate of  Incorporation  of Trappey's Fine Foods,  Inc.
                   (Filed with the Securities and Exchange Commission as Exhibit
                   3.7 to Amendment No. 1
                   to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9                Certificate of Incorporation  for Bloch & Guggenheimer,  Inc.
                   (Filed with the Securities and Exchange Commission as Exhibit
                   3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10               Bylaws  of  Bloch  &  Guggenheimer,   Inc.  (Filed  with  the
                   Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13               Intentionally omitted.
3.14               Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 by and among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland
                   Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange

                   Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3               Intentionally omitted.
10.4               Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                   10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M. Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement,
                   dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                   Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication

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



(b)      Reports on Form 8-K

         Current Report on Form 8-K dated January 17, 2001 and filed on January 30, 2001 reporting the sale of the Company's wholly-owned subsidiary, Burns & Ricker, Inc., to Nonni's Food Company, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 7, 2001              B&G FOODS, INC.


                                 By: /s/ Robert C. Cantwell
                                     -------------------------------------------
                                     Robert C. Cantwell
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer and Authorized Officer)

                                INDEX TO EXHIBITS


    EXHIBIT NO.                                   DESCRIPTION
---------------    -------------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4 Stock Purchase Agreement, dated as of January 17, 2001, by and among Nonni's Food Company, Inc., B&G Foods, Inc. and Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed January 30, 2001 and incorporated herein by reference)
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3 Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5                Intentionally omitted.
3.6                Intentionally omitted.
3.7                Certificate of  Incorporation  of Trappey's Fine Foods,  Inc.
                   (Filed with the Securities and Exchange Commission as Exhibit
                   3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998
                   and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9                Certificate of Incorporation  for Bloch & Guggenheimer,  Inc.
                   (Filed with the Securities and Exchange Commission as Exhibit
                   3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10               Bylaws  of  Bloch  &  Guggenheimer,   Inc.  (Filed  with  the
                   Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13               Intentionally omitted.
3.14               Intentionally omitted.
3.15 Certificate of Incorporation of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16 Bylaws of Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 by and among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland
                   Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on

                   November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3               Intentionally omitted.
10.4               Intentionally omitted.
10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                   10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference)
10.8 Transition Services Agreement, dated as of February 5, 1999, among International Home Foods, Inc., M. Polaner, Inc. and Roseland Distribution Company. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.9 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.10 Consent, Waiver and Second Amendment, dated as of January 12, 1999, to the Second Amended and Restated Credit Agreement,
                   dated as of August 11, 1997, among B&G Foods, Inc., the subsidiaries party thereto, Heller Financial, Inc., as agent and lender, and the other lenders party thereto. (Filed with the Securities and Exchange Commission as Exhibit 4 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.11 Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                   Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit
                   10.1 to the Company's

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