Form 10-Q
period 2001-06-30
B&G FOODS INC
filed 2001-07-20
CIK 1049172

As filed with the Securities and Exchange Commission on July 20, 2001

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark one)       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
 [ X ]
                  For the quarterly period ended June 30, 2001

                                       or

 [   ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

                        Commission file number 333-39813


                                 B&G FOODS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                13-3916496
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


      4 Gatehall Drive, Suite 110, Parsippany, New Jersey              07054
      ---------------------------------------------------        ---------------
            (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (973) 401-6500
                                                           --------------


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [ ]

         As of June 30, 2001, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.

                Consolidated Balance Sheets...................................1

                Consolidated Statements of Operations.........................2

                Consolidated Statements of Cash Flows.........................3

                Notes to Consolidated Financial Statements....................5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk..............................................16

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings........................................17

         Item 2.    Changes in Securities and Use of Proceeds................17

         Item 3.    Defaults Upon Senior Securities..........................17

         Item 4.    Submission of Matters to a Vote of Security Holders......17

         Item 5.    Other Information........................................17

         Item 6.    Exhibits and Reports on Form 8-K.........................18
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits...................................................23


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                   (Unaudited)


        Assets                                                    June 30, 2001     December 30, 2000
                                                                  -------------     -----------------

Current assets:
      Cash and cash equivalents                                   $        9,668      $    13,433
      Trade accounts receivable, net                                      19,554           24,171
      Inventories                                                         66,856           63,626
      Prepaid expenses                                                     4,127            2,114
      Net assets held for sale                                                 -           20,685
      Deferred income taxes                                                1,279            1,279
                                                                  -------------------------------
           Total current assets                                          101,484          125,308

Property, plant and equipment, net                                        36,646           38,275
Intangible assets, net                                                   279,397          283,666
Other assets                                                               8,814            9,767
                                                                  -------------------------------

                                                                  $      426,341      $   457,016
                                                                  ===============================

        Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                      $       15,269      $    16,009
      Trade accounts payable                                              21,279           24,781
      Accrued expenses                                                    15,783           15,267
      Due to related party                                                   208              208
                                                                  -------------------------------
           Total current liabilities                                      52,539           56,265

Long-term debt                                                           281,178          313,314
Deferred income taxes                                                     33,337           30,500
Other liabilities                                                            197              149
                                                                  -------------------------------
           Total liabilities                                             367,251          400,228

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                             -                -
Additional paid-in capital                                                56,342           56,342
Retained earnings                                                          2,748              446
                                                                  -------------------------------
           Total stockholder's equity                                     59,090           56,788
                                                                  -------------------------------

                                                                  $      426,341      $   457,016
                                                                  ===============================

                See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)



                                                  Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                              June 30, 2001     July 1, 2000         June 30, 2001     July 1, 2000
                                              -------------     ------------         -------------     ------------

Net sales                                       $    88,090     $     95,767          $   160,046      $   169,161
Cost of goods sold                                   49,888           53,428               91,698           94,932
                                                ----------------------------          ----------------------------

           Gross profit                              38,202           42,339               68,348           74,229

Sales, marketing, and distribution expenses          23,415           27,226               41,836           48,065
General and administrative expenses                   3,605            3,226                7,104            6,688
Management fees-related party                           125              125                  250              250
Special charge-severance                                  -              250                    -              250
Special charge-environmental clean up                     -                -                1,100                -
                                                ----------------------------          ----------------------------

           Operating income                          11,057           11,512               18,058           18,976

Other expense:
      Gain on sale of assets                              -                -              (3,112)                -
      Interest expense                                7,518            9,129               16,031           17,752
                                                ----------------------------          ----------------------------

           Income before income
                  tax expense                         3,539            2,383                5,139            1,224

Income tax expense                                    1,845            1,239                2,837              636
                                                ----------------------------          ----------------------------

           Net income                           $     1,694     $      1,144          $     2,302      $       588
                                                ============================          ============================


                See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                      Twenty-six Weeks Ended
                                                                   June 30, 2001      July 1, 2000
                                                                   -------------      ------------
Cash flows from operating activities
      Net income                                                    $      2,302      $       588
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                   7,071            7,712
           Deferred income tax expense                                     2,837              636
           Amortization of deferred debt issuance costs                      953              887
           Gain on sale of assets                                        (3,112)                -
           Changes in assets and liabilities:
               Trade accounts receivable                                   4,617              699
               Inventories                                               (3,502)            5,756
               Prepaid expenses                                          (2,034)            (344)
               Other assets                                                    -              (1)
               Trade accounts payable                                    (3,502)          (2,944)
               Accrued expenses                                              516          (3,151)
               Other liabilities                                              48               49
                                                                      ---------------------------

               Net cash provided by operating activities                   6,194            9,887
                                                                      ---------------------------

Cash flows from investing activities:
      Capital expenditures                                               (1,173)          (3,903)
      Proceeds from sale of assets                                        24,090                -
                                                                      ---------------------------

               Net cash provided by (used in) investing activities        22,917          (3,903)
                                                                      ---------------------------

                                   (continued)

                        B&G Foods, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, continued
                             (dollars in thousands)
                                   (Unaudited)


                                                                        Twenty-six Weeks Ended
                                                                    June 30, 2001      July 1, 2000
                                                                    -------------      ------------

Cash flows from financing activities:
      Payments of deferred debt issuance costs                                  -          (1,262)
      Payments of long-term debt                                         (32,876)          (3,892)
                                                                      ----------------------------

               Net cash used in
                 financing activities                                    (32,876)          (5,154)
                                                                      ----------------------------

               (Decrease) increase in cash and
                 cash equivalents                                         (3,765)              830

Cash and cash equivalents at beginning of period                           13,433            7,745
                                                                      ----------------------------

Cash and cash equivalents at end of period                            $     9,668      $     8,575
                                                                      ============================

Supplemental disclosure of cash flow information -
        Cash paid for:

               Interest                                               $    16,511     $     16,687
                                                                      ===========     ============

               Income taxes                                           $       161     $        625
                                                                      ===========     ============


                See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and the results of their operations and their cash flows for the thirteen and twenty-six week periods ended June 30, 2001 and July 1, 2000.

         The results of operations for the thirteen and twenty-six week periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $0.8 million and $1.1 million for the twenty-six week periods ended June 30, 2001 and July 1, 2000, respectively. The implementation of the EITF consensus will effect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

         In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In connection with the adoption of EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen and twenty-six week periods ended July 1, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $3.5 million and $7.3 million for the thirteen and twenty-six week periods ended July 1, 2000, respectively.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


         Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify certain current and prior period expenses as a reduction of net sales. The Company is currently evaluating the impact of adoption of this EITF consensus.


(3)      Nature of Operations and Business Dispositions

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

         Business Dispositions

         On January 17, 2001, the Company completed the sale of its wholly-owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.1 million. The Company applied the net cash proceeds from the sale of Burns & Ricker toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. See Note 5 below.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


(4)      Inventories

         Inventories consist of the following:

                                            June 30, 2001      December 30, 2000
                                            -------------      -----------------

         Raw materials and packaging        $      23,174       $      16,613
         Work in process                            1,017               1,738
         Finished goods                            42,665              45,275
                                            -------------       -------------

                                            $      66,856       $      63,626
                                            =============       =============


(5)      Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at June 30, 2001.


(6)      Environmental Matters

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


         firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms have been working to clean up the oil and are cooperating with the NJDEP.

         Management believes substantial progress has been made toward the clean-up of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related clean-up and monitoring activities. The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up. The actual expenses incurred to date relating to the clean-up of the oil spill are $1.0 million. Management believes that substantially all estimated expenses relating to this matter have been incurred as of June 30, 2001 and, therefore, the $1.1 million accrual continues to represent the best estimate of such expenses. However, depending on the results of further monitoring and sampling, the Company's estimate could change in the near term. Future information and developments may require the Company to continually reassess the expected impact of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended June 30, 2001 compared to 13 week period ended July 1, 2000.

         Net Sales. Net sales decreased $7.7 million or 8.0% to $88.1 million for the thirteen week period ended June 30, 2001 (the "2001 Quarterly Period") from $95.8 million for the thirteen week period ended July 1, 2000 (the "2000 Quarterly Period"). The B&R Disposition accounted for $6.8 million of the sales decrease on a comparative basis. The Company's new line of Emeril's Original branded products produced $4.6 million in sales. Sales of the Company's Maple Grove Farms of Vermont brands, Ac'cent brand and Sason brands increased $0.4 million, $0.2 million and $0.2 million or 3.7%, 4.3% and 16.2%, respectively. Sales of the Company's Las Palmas brand, Polaner brands, B&M Baked Beans, Vermont Maid Syrups and Underwood brands decreased $1.7 million, $1.4 million, $0.7 million, $0.7 million and $0.6 million or 25.9%, 11.5%, 4.3%, 42.8% and
0.6%, respectively. Sales of the Company's other brands collectively decreased $1.2 million or 4.6%. The decline of certain brands is partially due to a decision by management to reduce trade spending (see below).

         Gross Profit. Gross profit decreased $4.1 million or 9.8% to $38.2 million for the 2001 Quarterly Period from $42.3 million in the 2000 Quarterly Period, primarily due to the decrease in net sales. Gross profit expressed as a percentage of net sales decreased 0.8% to 43.4% for the 2001 Quarterly Period from 44.2% in the 2000 Quarterly Period. Increased freight costs accounted for 0.6% of the 0.8% decrease. The remaining decrease of 0.2% related to increased costs in the Underwood and Las Palmas brands.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $3.8 million or 14.0% to $23.4 million in the 2001 Quarterly Period from $27.2 million in the 2000 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 26.6% in the 2001 Quarterly Period from 28.4% in the 2000 Quarterly Period. The decrease is primarily due to a decision by management to reduce trade spending. Trade promotion spending expenses decreased $2.5 million or 13.6%. Trade promotion spending as a percentage of sales decreased to 18.2% in the 2001 Quarterly Period from 19.4% in the 2000 Quarterly Period. Coupon and advertising expenses decreased $1.0 million or 58.7%. Distribution expenses decreased $0.1 million or 8.0%. All other expenses collectively decreased $0.2 million or 0.5%.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased $0.4 million or 11.3% to $3.7 million in the 2001 Quarterly Period from $3.4 million in the 2000 Quarterly Period. A decrease in amortization of certain intangibles in the amount of $0.2 million disposed of in the B&R Disposition was offset by an increase in operating expenses of $0.6 million in the 2001 Quarterly Period.

         Special Charge-Severance. During the 2000 Quarterly Period, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated.

         Operating Income. As a result of the foregoing, operating income decreased $0.5 million or 4.0% to $11.1 million for the 2001 Quarterly Period from $11.5 million for the 2000 Quarterly Period. Operating income expressed as a percentage of net sales increased to 12.6% in the 2001 Quarterly Period from 12.0% in the 2000 Quarterly Period.

         Interest Expense. Interest expense decreased $1.6 million to $7.5 million for the 2001 Quarterly Period from $9.1 million in the 2000 Quarterly Period as a result of lower outstanding loan balances in the 2001 Quarterly Period resulting from the partial prepayment of the term loans required in connection with the B&R Disposition and reduced interest rates.


         Income Tax Expense. Income tax expense for the 2001 Quarterly Period was $1.8 million as compared to $1.2 million in the 2000 Quarterly Period. The Company's effective tax rate for the 2001 Quarterly Period was 52.1% as compared to 52.0% in the 2000 Quarterly Period.

         Because of the highly leveraged status of the Company, earnings before severance charges, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended June 30, 2001 and July 1, 2000 is calculated as follows (dollars in millions):

                                                Thirteen weeks ended
                                                ---------------------
                                         June 30, 2001       July 1, 2000
                                         -------------       ------------

Net income                               $       1.7         $       1.1
Depreciation and amortization                    3.6                 3.7
Income tax expense                               1.8                 1.3
Interest expense                                 7.5                 9.1
                                         -----------         -----------
EBITDA                                          14.6                15.2
Special charge-severance                           -                 0.3
                                         -----------         -----------
Adjusted EBITDA                          $      14.6         $      15.5
                                         ===========         ===========


         26 week period ended June 30, 2001 compared to 26 week period ended July 1, 2000.

         Net Sales. Net sales decreased $9.1 million or 5.4% to $160.0 million for the twenty-six week period ended June 30, 2001 (the "2001 Year-to-Date Period") from $169.2 million for the twenty-six week period ended July 1, 2000 (the "2000 Year-to-Date Period"). The B&R Disposition accounted for $11.3 million of the sales decrease on a comparative basis. The Company's new line of Emeril's Original branded products produced $8.2 million in sales. Sales of the Company's Sason branded flavor enhancers, Ac'cent branded flavor enhancers, B&G branded pickles and peppers and Maple Grove Farms of Vermont increased $0.8 million, $0.8 million, $0.8 million and $0.8 million or 39.0%, 10.6%, 2.9% and 3.8%, respectively. Sales of the Company's Polaner brands, Underwood brands, Las Palmas brand, Joan of Arc brands and B&M Baked Beans brand decreased $2.4 million, $2.3 million, $1.5 million, $1.0 million and $0.8 million or 9.8%, 18.1%, 13.8%, 16.8% and 3.6%, respectively. Sales of the Company's other brands collectively decreased $1.2 million or 5.7%. The decline of certain brands is partially due to a decision by management to reduce trade spending (see below).

         Gross Profit. Gross profit decreased $5.9 million or 7.9% to $68.3 million for the 2001 Year-to-Date Period from $74.2 million in the 2000 Year-to-Date Period, primarily due to the decrease in net sales. Gross profit expressed as a percentage of net sales decreased 1.2% to 42.7% for the 2001 Year-to-Date Period from 43.9% in the 2000 Year-to-Date Period. The decrease in gross profit percentage included higher purchase costs of the Underwood and Las Palmas brands and a shift in the mix of sales of certain brands including the fact that Burns & Ricker branded products are no longer in the mix of products sold by the Company.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $6.2 million or 13.0% to $41.8 million in the 2001 Year-to-Date Period from $48.1 million in the 2000 Year-to-Date Period. Such expenses expressed as a percentage of net sales decreased to 26.1% in the 2001 Year-to-Date Period from 28.4% in the 2000 Year-to-Date Period. The decrease is primarily due to a decision by management to reduce trade spending. Trade promotion spending decreased $3.3 million or 10.3%. Trade promotion spending as a percentage of sales decreased to 17.6% in the 2001 Year-to-Date Period from 18.6% in the 2000 Year-to-Date Period. Coupon and advertising expenses decreased $1.7 million or 58.3%. Distribution expenses decreased $0.4 million or 14.7%. All other expenses collectively decreased $0.8 million or 1.7%.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased $0.4 million or 6.0% to $7.4 million in the 2001 Year-to-Date Period from $6.9 million in the 2000 Year-to-Date Period. A decrease in amortization of certain intangibles in the amount of $0.5 million disposed of in the B&R Disposition was offset by an increase in operating expenses of $0.9 million in the 2001 Year-to-Date Period.

         Special Charge-Severance. During the 2000 Year-to-Date Period, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated.

         Special Charge-Environmental Clean-Up. As further described below, the Company recorded a charge of $1.1 million in the 2001 Year-to-Date Period.

         Operating Income. As a result of the foregoing, operating income decreased $0.9 million or 4.8% to $18.1 million for the 2001 Year-to-Date Period from $19.0 million for the 2000 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 11.3% in the 2001 Year-to-Date Period from 11.2% in the 2000 Year-to-Date Period.

         Gain of Sale of Assets. As further described in Note 3 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition.

         Interest Expense. Interest expense decreased $1.7 million to $16.0 million for the 2001 Year-to-Date Period from $17.8 million in the 2000 Year-to-Date Period as a result of lower outstanding loan balances in the 2001 Year-to-Date Period as a result of the partial prepayment of the term loans required in connection with the B&R Disposition and reduced interest rates.

         Income Tax Expense. Income tax expense for the 2001 Year-to-Date Period was $2.8 million as compared to $0.6 million in the 2000 Year-to-Date Period. The Company's effective tax rate for the 2001 Year-to-Date Period was 55.2% as compared to 52.0% in the 2000 Year-to-Date Period.

         Because of the highly leveraged status of the Company, earnings before special charges, gain on sale of assets, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the twenty-six weeks ended
June 30, 2001 and July 1, 2000 is calculated as follows (dollars in millions):

                                                  Twenty-six weeks ended
                                                  ----------------------
                                              June 30, 2001        July 1, 2000
                                              -------------        ------------

Net income                                    $        2.3          $       0.5
Depreciation and amortization                          7.1                  7.7
Income tax expense                                     2.8                  0.7
Interest expense                                      16.0                 17.7
                                              ------------          -----------
EBITDA                                                28.2                 26.6
Special charge-environmental clean-up                  1.1                    -
Special charge-severance                                 -                  0.3
Gain on sale of assets                               (3.1)                    -
                                              ------------          -----------
Adjusted EBITDA                               $       26.2          $      26.9
                                              ============          ===========

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities decreased $3.7 million to $6.2 million for the 2001 Year-to-Date Period from $9.9 million in the 2000 Year-to-Date Period. The decrease was primarily due to decreases in receivables, as a result of a decrease in days sales outstanding and trade accounts payable offset by an increase in inventory. Working capital at June 30, 2001 was $48.9 million, a decrease of $20.1 million over working capital at December 30, 2000 of $69.0 million. The decrease in working capital was due to the sale of assets in connection with the B&R Disposition. In addition, there were decreases in cash, receivables and accounts payable.

         Net cash provided by investing activities for the 2001 Year-to-Date Period was $22.9 million as compared to net cash used in investing activities of $3.9 million for the 2000 Year-to-Date Period. The increase is due to the proceeds received from the B&R Disposition in the amount of $24.3 million. Capital expenditures during the 2001 Year-to-Date Period of $1.2 million included purchases of manufacturing and computer equipment and were $2.7 million below the $3.9 million in similar capital expenditures for the 2000 Year-to-Date Period.

         Net cash used in financing activities for the 2001 Year-to-Date Period was $32.9 million as compared to $5.2 million for the 2000 Year-to-Date Period. The net cash used by financing activities for the 2001 Year-to-Date Period included payments of $13.9 million due on the Term Loan A and $18.9 million due on the Term Loan B. These payments included a mandatory prepayment made in January 2001 of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition.

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

Special Charge-Environmental Clean-Up

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms have been working to clean-up the oil and are cooperating with the NJDEP.

         Management believes substantial progress has been made toward the clean-up of the oil. The Company will continue monitoring the fuel tank readings, sampling sediment and surface water for evidence of any new leaks and related clean-up and monitoring activities. The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up. The actual expenses incurred to date relating to the clean-up of the oil spill are $1.0 million. Management believes that substantially all estimated expenses relating to this matter have been incurred as of June 30, 2001 and, therefore, the $1.1 million accrual continues to represent the best estimate of such expenses. However, depending on the results of further monitoring and sampling, the Company's estimate could change in the near term. Future information and developments require the Company to continually reassess the expected impact of this matter.

Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at June 30, 2001.

Future Capital Needs

         The Company is highly leveraged. On June 30, 2001, the Company's total long-term debt (including current installments) and stockholder's equity was $296.4 million and $59.1 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $58.7 million at June 30, 2001, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

         The FASB Emerging Issues Task Force ("EITF") has reached, a consensus with respect to Issue No. 00-14 "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense $0.8 million and $1.1 million for the twenty-six week periods ended June 30, 2001 and July 1, 2000, respectively. The implementation of the EITF consensus will effect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

         In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In connection with the adoption of EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen and twenty-six week periods ended July 1, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $3.5 million and $7.3 million for the thirteen and twenty-six week period ended July 1, 2000, respectively.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify certain current and prior period expenses as a reduction of net sales. The Company is currently evaluating the impact of adoption of this EITF consensus.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of June 30, 2001, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2001, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $1.8 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


EXHIBIT NO.                                   DESCRIPTION
----------                                    ------------

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


Dated:  July 20, 2001           B&G FOODS, INC.


                                By:  /s/ Robert C. Cantwell
                                    ------------------------------------------
                                    Robert C. Cantwell
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer and Authorized Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                                   DESCRIPTION
----------                                    ------------

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