Form 10-Q
period 2001-09-29
B&G FOODS INC
filed 2001-11-01
CIK 1049172

As filed with the Securities and Exchange Commission on November 1, 2001

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     (Mark one)    Quarterly Report Pursuant to Section 13 or 15(d)
       [X]              of the Securities Exchange Act of 1934

                   For the quarterly period ended September 29, 2001

                                     or


                   Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

                         Commission file number 333-39813



                                 B&G FOODS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                      13-3916496
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

       4 Gatehall Drive, Suite 110,
          Parsippany, New Jersey                               07054
   ---------------------------------------                   ----------
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

     As of September 29, 2001, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

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

              Consolidated Balance Sheets....................................1

              Consolidated Statements of Operations..........................2

              Consolidated Statements of Cash Flows..........................3

              Notes to Consolidated Financial Statements.....................5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk...............................................16

PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................17

         Item 2.  Changes in Securities and Use of Proceeds.................17

         Item 3.  Defaults Upon Senior Securities...........................17

         Item 4.  Submission of Matters to a Vote of Security Holders.......17

         Item 5.  Other Information.........................................17

         Item 6.  Exhibits and Reports on Form 8-K..........................18
                  (a)    Exhibits
                  (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits..................................................23


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                   Assets                September 29, 2001  December 30, 2000
                                         ------------------  -----------------
Current assets:
      Cash and cash equivalents              $   7,352         $   13,433
      Trade accounts receivable, net            22,536             24,171
      Inventories                               70,710             63,626
      Prepaid expenses                           4,062              2,114
      Net assets held for sale                       -             20,685
      Deferred income taxes                      1,279              1,279
                                             ----------------------------
           Total current assets                105,939            125,308

Property, plant and equipment, net              37,385             38,275
Intangible assets, net                         277,261            283,666
Other assets                                     8,705              9,767
                                             ----------------------------

                                             $ 429,290          $ 457,016
                                             ============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt $  16,352          $  16,009
      Trade accounts payable                    27,797             24,781
      Accrued expenses                          13,417             15,267
      Due to related party                          83                208
                                            -----------------------------
           Total current liabilities            57,649             56,265

Long-term debt                                 276,521            313,314
Deferred income taxes                           34,673             30,500
Other liabilities                                  222                149
                                            -----------------------------
           Total liabilities                   369,065            400,228

Stockholder's equity:
Common stock, $.01 par value per share.
      Authorized 1,000 shares; issued and
      outstanding 1 share                            -                  -
Additional paid-in capital                      56,392             56,342
Retained earnings                                3,833                446
                                             ----------------------------
           Total stockholder's equity           60,225             56,788
                                             ----------------------------

                                             $ 429,290          $ 457,016
                                             ============================

                 See notes to consolidated financial statements.

                                            B&G Foods, Inc. and Subsidiaries
                                         Consolidated Statements of Operations
                                                 (dollars in thousands)
                                                      (Unaudited)

                                                    Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                              Sept. 29, 2001   Sept. 30, 2000       Sept. 29, 2001   Sept. 30, 2000
                                              --------------   --------------       --------------   --------------

Net sales                                       $    84,632        $  89,080          $   244,678      $   258,241
Cost of goods sold                                   49,202           50,298              140,900          145,230
                                                ----------------------------            --------------------------
           Gross profit                              35,430           38,782              103,778          113,011

Sales, marketing, and distribution expenses          22,395           25,916               64,231           73,981
General and administrative expenses                   3,489            3,195               10,718            9,883
Management fees-related party                           125              125                  250              375
Special charge-severance  -                               -                -                  250
Environmental clean-up
   charge (insurance recovery), net                    (150)               -                  950                -
                                               -----------------------------            --------------------------

           Operating income                           9,571            9,546               27,629           28,522

Other expense:
      Gain on sale of assets                              -                -               (3,112)               -
      Interest expense                                7,150            9,152               23,181           26,904
                                               -----------------------------             -------------------------

           Income before income
                  tax expense                         2,421              394                7,560            1,618

Income tax expense                                    1,336              205                4,173              841
                                               -----------------------------             -------------------------

           Net income                           $     1,085         $    189             $  3,387         $    777
                                               =============================             =========================


                                    See notes to consolidated financial statements.


                                  B&G Foods, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows
                                       (dollars in thousands)
                                            (Unaudited)

                                                                      Thirty-nine Weeks Ended
                                                                  Sept. 29, 2001    Sept. 30, 2000
                                                                  --------------    --------------

Cash flows from operating activities
      Net income                                                     $  3,387         $    777
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                               10,653           11,723
           Deferred income tax expense                                  4,173              841
           Amortization of deferred debt issuance costs                 1,462            1,366
           Gain on sale of assets                                      (3,112)               -
           Changes in assets and liabilities:
               Trade accounts receivable                                1,635            1,083
               Inventories                                             (7,356)           1,614
               Prepaid expenses                                        (1,969)            (526)
               Other assets                                              (400)              (1)
               Trade accounts payable                                   3,016            3,074
               Accrued expenses                                        (1,850)          (5,908)
               Due to related parties                                    (125)            (125)
               Other liabilities                                           73               73
                                                                 --------------------------------

               Net cash provided by operating activities                   9,587        13,991
                                                                 --------------------------------

Cash flows from investing activities:
      Capital expenditures                                                (3,358)       (5,247)
      Proceeds from sale of assets                                        24,090             -
                                                                  --------------------------------

               Net cash provided by (used in) investing activities        20,732        (5,247)
                                                                  --------------------------------

                                            (continued)


                                  B&G Foods, Inc. and Subsidiaries
                          Consolidated Statements of Cash Flows, continued
                                       (dollars in thousands)
                                            (Unaudited)

                                                                  Thirty-nine Weeks Ended
                                                            Sept. 29, 2001     Sept. 30, 2000
                                                            --------------     --------------
Cash flows from financing activities:
      Payments of deferred debt issuance costs                       -             (1,262)
      Proceeds from issuance of equity                              50                  -
      Payments of long-term debt                               (36,450)            (7,705)
                                                             ------------------------------

               Net cash used in
                 financing activities                          (36,400)            (8,967)
                                                             ------------------------------

               Decrease in cash and cash equivalents            (6,081)              (223)

Cash and cash equivalents at beginning of period                13,433              7,745
                                                            -------------------------------

Cash and cash equivalents at end of period                   $   7,352         $    7,522
                                                            ===============================

Supplemental disclosure of cash flow information
         - Cash paid for:
            Interest                                         $  26,345         $   28,277
                                                             =========         ==========

            Income taxes                                     $     199         $      625
                                                             =========         ==========


                          See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 29, 2001, the results of their operations for the thirteen and thirty-nine week periods ended September 29, 2001 and September 30, 2000 and cash flows for the thirty-nine week periods ended September 29, 2001 and September 30, 2000.

         The results of operations for the thirteen and thirty-nine week periods ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $1.1 million and $1.8 million for the thirty-nine week periods ended September 29, 2001 and September 30, 2000, respectively. The implementation of the EITF consensus will affect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

         In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In connection with the adoption of EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen and thirty-nine week periods ended September 30, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $4.0 million and $11.3 million for the thirteen and thirty-nine week periods ended September 30, 2000, respectively.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify certain current and prior period expenses as a reduction of net sales. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus.

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

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(4)      Inventories

         Inventories consist of the following:

                                      September 29, 2001     December 30, 2000
                                      ------------------     -----------------

         Raw materials and packaging  $         19,080       $       16,613
         Work in process                         2,188                1,738
         Finished goods                         49,442               45,275
                                      ------------------     -----------------

                                      $         70,710       $       63,626
                                      ==================      ================

(5)      Debt

         The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior
         Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at September 29, 2001.

(6)      Environmental Matters

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

         firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms worked to clean-up the oil and are cooperating with the NJDEP. Management believes that the clean-up has been substantially completed and is in the process of having its external environmental services firms' submit the report of their findings to the NJDEP.

         The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up which approximates the actual amount spent as of September 29, 2001. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $250 thousand and accrued an additional $100 thousand for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred as of September 29, 2001. However, depending on the results of further monitoring and sampling, the Company's estimate could change in the near term. Future information and developments may require the Company to continually reassess the impact of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

13 week period ended September 29, 2001 compared to 13 week period ended September 30, 2000.

    Net Sales. Net sales decreased $4.5 million or 5.0% to $84.6 million for the thirteen week period ended September 29, 2001 (the "2001 Quarterly Period") from $89.1 million for the thirteen week period ended September 30, 2000 (the "2000 Quarterly Period"). The B&R Disposition accounted for $6.3 million of the sales decrease on a comparative basis. The Company's new line of Emeril's Original branded products increased $3.4 million to $5.1 million in sales for the 2001 Quarterly Period from $1.7 million in sales in the 2000 Quarterly Period. Sales of the Company's Maple Grove Farms of Vermont, Polaner All Fruit, Ac'cent and Sason brands increased $1.5 million, $0.4 million, $0.2 million and $0.2 million or 13.6%, 6.7%, 5.1% and 14.0%, respectively. Sales of the Company's Underwood, B&M Baked Beans, B&G pickles and peppers and Trappey brands decreased $1.1 million, $0.9 million, $0.4 million and $0.3 million or 13.3%, 8.3%, 3.4% and 8.7%, respectively. Sales of the Company's other brands collectively decreased $1.2 million or 5.5%. The decline of certain brands is partially due to a decision by management to reduce trade spending (see below).

    Gross Profit. Gross profit decreased $3.4 million or 8.6% to $35.4 million for the 2001 Quarterly Period from $38.8 million in the 2000 Quarterly Period, primarily due to the decrease in net sales. Gross profit expressed as a percentage of net sales decreased 1.6% to 41.9% for the 2001 Quarterly Period from 43.5% in the 2000 Quarterly Period. Increased maple syrup costs accounted for 0.9% of the 1.6% decrease. The remaining decrease of 0.7% related to increased costs related to the Underwood and Las Palmas brands and a shift in the mix of products sold.

    Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $3.5 million or 13.5% to $22.4 million in the 2001 Quarterly Period from $25.9 million in the 2000 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 26.5% in the 2001 Quarterly Period from 29.1% in the 2000 Quarterly Period. This decrease is primarily due to a decision by management to reduce trade spending. Trade promotion spending expenses decreased $4.3 million or 23.8%. Trade promotion spending as a percentage of sales decreased to 16.2% in the 2001 Quarterly Period from 20.2% in the 2000 Quarterly Period. Marketing expenses increased $0.9 million or 42.1%. All other expenses collectively decreased $0.1 million or 0.7%.

    General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased $0.3 million or 8.9% to $3.6 million in the 2001 Quarterly Period from $3.3 million in the 2000 Quarterly Period. A decrease in amortization of certain intangibles in the amount of $0.3 million disposed of in the B&R Disposition was offset by an increase in operating expenses of $0.6 million in the 2001 Quarterly Period.

    Environmental Clean-Up. As further described below, the Company received insurance proceeds of $0.2 million in the 2001 Quarterly Period.

    Operating Income. As a result of the foregoing, operating income equaled $9.6 million for the 2001 Quarterly Period, which matched the $9.6 million of operating income recorded during the 2000 Quarterly Period. Operating income expressed as a percentage of net sales increased to 11.3% in the 2001 Quarterly Period from 10.7% in the 2000 Quarterly Period.

    Interest Expense. Interest expense decreased $2.0 million to $7.2 million for the 2001 Quarterly Period from $9.2 million in the 2000 Quarterly Period because of lower outstanding loan balances in the 2001 Quarterly Period resulting from the partial prepayment of the term loans required in connection with the B&R Disposition and reduced interest rates.

    Income Tax Expense. Income tax expense for the 2001 Quarterly Period was $1.3 million as compared to $0.2 million in the 2000 Quarterly Period. The Company's effective tax rate for the 2001 Quarterly Period was 55.2% as compared to 52.0% in the 2000 Quarterly Period. The Company records tax expense on an interim basis based upon its estimated expected effective rate for the year.

    Because of the  highly  leveraged  status of the  Company,  earnings  before severance charges, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended September 29, 2001 and September 30, 2000 is calculated as follows (dollars in millions):

                                          Thirteen weeks ended
                                          --------------------
                                  Sept. 29, 2001       Sept. 30, 2000
                                  --------------       --------------

Net income                             $  1.1              $   0.2
Depreciation and amortization             3.6                  4.0
Income tax expense                        1.3                  0.2
Interest expense                          7.2                  9.2
                                     --------            ---------
EBITDA                                   13.2                 13.6
Environmental clean-up                   (0.2)                   -
                                     ---------           ---------
Adjusted EBITDA                        $ 13.0              $  13.6
                                       ======              =======


39 week period ended September 29, 2001 compared to 39 week period ended September 30, 2000.

    Net Sales. Net sales decreased $13.6 million or 5.3% to $244.7 million for the thirty-nine week period ended September 29, 2001 (the "2001 Year-to-Date Period") from $258.2 million for the thirty-nine week period ended September 30, 2000 (the "2000 Year-to-Date Period"). The B&R Disposition accounted for $17.6 million of the sales decrease on a comparative basis. The Company's new line of Emeril's Original branded products increased $11.7 million to $13.3 million for the 2001 Year-to-Date Period from $1.7 million in the 2000 Year-to-Date Period. Sales of the Company's Maple Grove Farms of Vermont, Sason, Ac'cent and B&G branded pickles and peppers increased $2.3 million, $1.1 million, $1.0 million and $0.4 million or 7.2%, 27.9%, 8.6% and 0.9%, respectively. Sales of the Company's Underwood, Polaner, B&M Baked Beans, Las Palmas, Joan of Arc, Trappey and Vermont Maid brands decreased $3.4 million, $2.8 million, $1.7 million, $1.6 million, $1.1 million, $0.8 million and $0.6 million or 16.2%, 8.0%, 5.1%, 9.3%,
11.2%, 6.7% and 15.6%, respectively. Sales of the Company's other brands collectively decreased $0.5 million or 2.1%. The decline of certain brands is partially due to a decision by management to reduce trade spending (see below).

    Gross Profit. Gross profit decreased $9.2 million or 8.2% to $103.8 million for the 2001 Year-to-Date Period from $113.0 million in the 2000 Year-to-Date Period, primarily due to the decrease in net sales. Gross profit expressed as a percentage of net sales decreased 1.4% to 42.4% for the 2001 Year-to-

Date Period from 43.8% in the 2000 Year-to-Date Period. The decrease in gross profit percentage included higher purchase costs relating to the Underwood and Las Palmas brands and a shift in the mix of products sold including the fact that Burns & Ricker branded products are no longer in the mix of products sold by the Company.

    Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $9.8 million or 13.2% to $64.2 million in the 2001 Year-to-Date Period from $74.0 million in the 2000 Year-to-Date Period. Such expenses expressed as a percentage of net sales decreased to 26.3% in the 2001 Year-to-Date Period from 28.6% in the 2000 Year-to-Date Period. The decrease is primarily due to a decision by management to reduce trade spending. Trade promotion spending decreased $7.5 million or 15.2%. Trade promotion spending as a percentage of sales decreased to 17.1% in the 2001 Year-to-Date Period from 19.1% in the 2000 Year-to-Date Period. Marketing expenses decreased $1.1 million or 14.1%. Distribution expenses decreased $0.6 million or 12.6%. All other expenses collectively decreased $0.6 million or 0.8%.

    General and Administrative Expenses. General and administrative expenses (including amortization of intangibles and management fees) increased $0.7 million or 6.9% to $11.0 million in the 2001 Year-to-Date Period from $10.3 million in the 2000 Year-to-Date Period. A decrease in amortization of certain intangibles in the amount of $0.8 million disposed of in the B&R Disposition was offset by an increase in operating expenses of $1.5 million in the 2001 Year-to-Date Period.

    Special Charge-Severance. During the 2000 Year-to-Date Period, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated.

    Environmental Clean-Up. As further described below, the Company recorded a charge of $1.0 million, net of insurance proceeds, in the 2001 Year-to-Date Period.

    Operating Income. As a result of the foregoing, operating income decreased $0.9 million or 3.1% to $27.6 million for the 2001 Year-to-Date Period from $28.5 million for the 2000 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 11.3% in the 2001 Year-to-Date Period from 11.0% in the 2000 Year-to-Date Period.

    Gain of Sale of Assets. As further described in Note 3 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition.

    Interest Expense. Interest expense decreased $3.7 million to $23.2 million for the 2001 Year-to-Date Period from $26.9 million in the 2000 Year-to-Date Period as a result of lower outstanding loan balances in the 2001 Year-to-Date Period as a result of the partial prepayment of the term loans required in connection with the B&R Disposition and reduced interest rates.

    Income Tax Expense. Income tax expense for the 2001 Year-to-Date Period was $4.2 million as compared to $0.8 million in the 2000 Year-to-Date Period. The Company's effective tax rate for the 2001 Year-to-Date Period was 55.2% as compared to 52.0% in the 2000 Year-to-Date Period.

    Because of the highly leveraged status of the Company, earnings before special charges, gain on sale of assets, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted

EBITDA for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 is calculated as follows (dollars in millions):

                                               Thirty-nine weeks ended
                                               ------------------------
                                         Sept. 29, 2001       Sept. 30, 2000
                                         --------------       -------------

Net income                                   $   3.4              $   0.8
Depreciation and amortization                   10.6                 11.7
Income tax expense                               4.2                  0.8
Interest expense                                23.2                 26.9
                                             -------              -------
EBITDA                                          41.4                 40.2
Environmental clean-up                           0.9                   -
Special charge-severance                          -                   0.3
Gain on sale of assets                          (3.1)                   -
                                             --------             -------
Adjusted EBITDA                              $  39.2              $  40.5
                                             =======              =======

Liquidity and Capital Resources

Cash Flows

    Cash provided by operating activities decreased $4.4 million to $9.6 million for the 2001 Year-to-Date Period from $14.0 million in the 2000 Year-to-Date Period. The decrease was primarily due to an increase in inventory offset by a decrease in receivables and an increase in trade accounts payable. Working capital at September 29, 2001 was $48.3 million, a decrease of $20.7 million over working capital at December 30, 2000 of $69.0 million. The decrease in working capital was due to the sale of assets in connection with the B&R Disposition. In addition, there were decreases in cash, receivables, and accrued expenses.

    Net cash provided by investing activities for the 2001 Year-to-Date Period was $20.7 million as compared to net cash used in investing activities of $5.2 million for the 2000 Year-to-Date Period. The increase is due to the proceeds received from the B&R Disposition in the amount of $24.1 million. Capital expenditures during the 2001 Year-to-Date Period of $3.4 million included purchases of manufacturing and computer equipment and were $1.9 million below the $5.3 million in similar capital expenditures for the 2000 Year-to-Date Period.

    Net cash used in financing activities for the 2001 Year-to-Date Period was $36.4 million as compared to $9.0 million for the 2000 Year-to-Date Period. The net cash used by financing activities for the 2001 Year-to-Date Period included payments of $17.2 million due on the Term Loan A and $19.3 million due on the Term Loan B. These payments included a mandatory prepayment made in January 2001 of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition.

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

Special Charge - Environmental Clean-Up

    On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, the Company and its environmental services firms worked to clean-up the oil and are cooperating with the NJDEP. Management believes that the clean-up has been substantially completed and is in the process of having its external environmental services firms' submit the report of their findings to the NJDEP.

    The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up which approximates the actual amount spent as of September 29, 2001. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $250 thousand and accrued an additional $100 thousand for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred as of September 29, 2001. However, depending on the results of further monitoring and sampling, the Company's estimate could change in the near term. Future information and developments may require the Company to continually reassess the impact of this matter.

Debt

    The Company has outstanding $120,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The Notes contain certain transfer restrictions.

    The Company is a party to a $280,000 Senior Secured Credit Facility comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year Term Loan A and a $150,000 seven-year Term Loan B. Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain  liens.  The  Senior  Secured  Credit  Facility  also  contains  certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the revolving credit facility at September 29, 2001.

Future Capital Needs

    The Company is highly leveraged. On September 29, 2001, the Company's total long-term debt (including current installments) and stockholder's equity was $292.9 million and $60.2 million, respectively.

    The Company's primary sources of capital are cash flows from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $59.0 million at September 29, 2001, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14 "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $1.1 million and $1.8 million for the thirty-nine week periods ended September 29, 2001 and September 30, 2000, respectively. The implementation of the EITF consensus will affect classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income. The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

    In the fourth quarter of fiscal 2000, the Company adopted the provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses. In connection with the adoption of EITF Issue No. 00-10, the Company has reclassified shipping and handling costs to cost of goods sold in its consolidated statement of operations for the thirteen and thirty-nine week periods ended September 30, 2000. As a result of this reclassification, previously reported cost of goods sold increased and sales, marketing and distribution expenses were decreased by $4.0 million and $11.3 million for the thirteen and thirty-nine week periods ended September 30, 2000, respectively.

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

    In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $122.3 million, and unamortized identifiable intangible assets in the amount of $152.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.9 million and $2.3 million for the year ended December 31, 2000 and the thirty-nine week period ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of September 29, 2001, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 29, 2001, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $1.8 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


EXHIBIT NO.                              DESCRIPTION
----------    ------------------------------------------------------------------
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


Dated:  November 1, 2001              B&G FOODS, INC.


                                      By: /s/Robert C. Cantwell
                                          ----------------------------------
                                          Robert C. Cantwell
                                          Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer
                                          and Authorized Officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                              DESCRIPTION
----------    ------------------------------------------------------------------

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