Form 10-K405
period 2001-12-29
B&G FOODS INC
filed 2002-02-22
CIK 1049172

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

                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 29, 2001
                                             -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Registrant's telephone number, including area code: (973) 401-6500 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

      As of February 22, 2002, B&G Foods, Inc. had one share of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
================================================================================

                                     PART I

ITEM 1. BUSINESS

I. COMPANY OVERVIEW

      B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") operates in one industry segment and manufactures, sells and distributes a diverse portfolio of high quality, shelf-stable, branded food products. In general, the Company positions its retail branded products to appeal to the consumer desiring a high quality and reasonably priced branded product. The Company complements its branded retail product sales with a growing food service business.

      The Company was acquired by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") in December 1996 from Specialty Foods Corporation, which is not an affiliate of the Company. The Company is wholly-owned by B&G Foods Holdings Corp. ("Holdings"), which in turn is owned by BRS and its affiliates, and members of the Company's management and Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management." The Company maintains its corporate headquarters at Four Gatehall Drive, Suite 110, Parsippany, New Jersey 07054.

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

      On March 15, 1999, through a subsidiary, the Company acquired the assets of The Heritage Portfolio of Brands from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. (the "Heritage Brands Acquisition"). The Heritage Portfolio of Brands includes UNDERWOOD meat spreads, B&M baked beans, AC'CENT flavor enhancer, SA-SON AC'CENT flavor enhancer, LAS PALMAS Mexican sauces and food products and JOAN OF ARC dry bean products businesses.

      On June 8, 2000, the Company entered into an agreement with Emeril's Food of Love Productions, LLC ("Emeril") pursuant to which the Company and Emeril agreed to create a signature line of seasonings, salad dressings, marinades, pepper sauces and pasta sauces which will be marketed under the label EMERIL'S.

      On January 17, 2001, the Company completed the sale of its wholly owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's.

II. FINANCIAL INFORMATION

      The consolidated balance sheets at December 29, 2001 and December 30, 2000 and the consolidated statements of operations and cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 and related notes thereto set forth the revenues from external customers, profit (or loss) and total assets of the Company. See Item 8 -- "Financial Statements and Supplementary Data."

III. PRODUCTS AND MARKETS

      The Company manufactures, sells and distributes a diverse portfolio of shelf-stable branded products. Set forth below is a brief description of the Company's products and their markets:

      AC'CENT. AC'CENT was introduced in 1947 as an all-natural flavor enhancer for meat preparation. The product is primarily used on beef, poultry, fish and vegetables. The brand is marketed throughout the United States.

      B&M. B&M is the original brand of brick-oven baked beans, and has been produced since 1927. The B&M line includes a variety of baked beans and brown bread (a dense, traditional New England bread baked in the can). The B&M brand currently has the leading market share in New England.

      BLOCH & GUGGENHEIMER. The BLOCH & GUGGENHEIMER product line originated in 1886. It consists of shelf-stable pickles, relishes, peppers, olives and other related specialty items. These products are marketed primarily under the B&G and BLOCH & GUGGENHEIMER brand names. BLOCH & GUGGENHEIMER products have strong sales in the New York metropolitan area, and the Company believes that it is the leading brand of shelf-stable pickles sold in the New York metropolitan area. The Company positions its BLOCH & GUGGENHEIMER products as quality, competitively priced products. The Company currently offers 77 distinct pickle products and 41 distinct pepper products. Nationally, pepper products have enjoyed modest sales growth over the past five years driven by changes in consumer trends and eating styles.

      BRER RABBIT. The BRER RABBIT brand has been in existence since 1907 and enjoys significant national market share. BRER RABBIT molasses is typically used in baking, barbeque sauces and as a breakfast syrup. The BRER RABBIT product comes in mild and full flavor varieties. The mild molasses is designed for table use as well as cooking, while the full flavor molasses has a stronger flavor and is used primarily for cooking. The BRER RABBIT brand currently holds the number two market share in the United States.

      EMERIL'S. EMERIL'S products include a line of seasonings, salad dressings, marinades, pepper sauces and pasta sauces developed with celebrity chef Emeril Lagasse under the label "Emeril's." The Company began producing EMERIL'S products in 2000.

      JOAN OF ARC. JOAN OF ARC canned beans have been produced since 1895. The JOAN OF ARC label is used in a full range of canned beans. The best selling products under this label are kidney and chili beans. JOAN OF ARC products are sold nationally with its strongest sales coming in the Midwest.

      LAS PALMAS. LAS PALMAS, started in 1923, is a leading provider of enchilada sauce in the authentic Mexican foods segment. The LAS PALMAS brand is also used in other canned products, such as jalapenos, green chilies and crushed tomatillo. LAS PALMAS owns the largest market share in Los Angeles, California.

      MAPLE GROVE FARMS OF VERMONT. Pure maple syrup made under the MAPLE GROVE FARMS OF VERMONT label has been in existence since 1915. Other products under the MAPLE GROVE FARMS OF VERMONT label include a line of gourmet salad dressings, marinades, fruit syrups, confections and pancake mixes. MAPLE GROVE FARMS OF VERMONT currently has the second highest market share in the United States.

      POLANER. The POLANER brand is comprised of a broad array of fruit-based spreads as well as wet spices such as bottled chopped garlic and basil. The POLANER line of products was introduced in 1880. POLANER ALL-FRUIT is the leading national brand of fruit-juice sweetened fruit spread.

      REGINA. The REGINA brand includes vinegars and cooking wines. The brand, which has been in existence since 1949, is most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups. REGINA's premium packaging, reputation and product quality have helped maintain its number one position nationally and command premium pricing while outselling competitors.

      SA-SON. SA-SON was introduced in 1947 as a flavor enhancer used primarily for Hispanic food preparation. The product is primarily used on beef, poultry, fish and vegetables. The brand is regionally strongest on the East Coast and in Puerto Rico but is marketed throughout the United States.

      TRAPPEY'S. TRAPPEY'S products fall into two major categories, high quality peppers and hot sauces. Trappey's, founded in 1898, was one of the first packers of pepper hot sauce and the first to process peppers for pickling. Since its inception, Trappey's has introduced many new products including RED DEVIL brand hot sauce, TRAPPEY'S brand peppers, TORRIDO brand chili peppers and Italian peperoncini peppers under the DULCITO brand.

      UNDERWOOD. The UNDERWOOD brand markets meat spreads of several types, including deviled ham, chicken and roast beef. Management believes that UNDERWOOD products are unique because of their spreadable consistency, with no competitors offering directly comparable products. Liver pate and sardines are also marketed under the UNDERWOOD label. Granted in 1870, "UNDERWOOD DEVIL" is the oldest registered food trademark in the United States. UNDERWOOD products were introduced in that same year and are marketed nationally.

      VERMONT MAID. VERMONT MAID is a maple-flavored syrup sold primarily in the New England market. VERMONT MAID has been in existence since 1919. The Company has reformulated the brand into a thicker, richer formula and modernized its look by introducing more appealing packaging. VERMONT MAID syrup is available in two flavors, regular and lite.

      WRIGHT'S. WRIGHT'S is a leading national brand of liquid smoke. WRIGHT'S liquid smoke, introduced in 1895, is an all-natural hickory seasoning that reproduces the flavor and aroma of hickory pit smoking in meats, chicken and fish. WRIGHT'S is manufactured by a patented process and has one primary national competitor. Since acquiring WRIGHT'S, the Company sought to increase the brand's marketing by adding recipes and incentives on package and display shippers. WRIGHT'S liquid smoke is also used by commercial processors to smoke hams, bacon, sausage and barbeque sauces.

IV. MARKETING, SALES AND DISTRIBUTION

      The Company sells and distributes its products through a unique, multiple-channel system. B&G's established system allows it to cost-effectively distribute additional volume of products through existing channels. B&G's multiple-channel sales and distribution system includes the following:

      o     direct sales to supermarket chains;

      o     direct and distributor sales to food service outlets;

      o direct sales to mass merchants, warehouse clubs and non-food outlets;

      o     direct sales to specialty food distributors;

      o direct-store-organization sales on a regional basis to individual grocery stores; and

      o     other sales through export, catalogues and the Internet.

      The Company generally sells its national brands through brokers to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. National and regional food brokers sell the entire portfolio of the Company's products. Broker sales efforts are coordinated by the Company's regional sales managers, who supervise brokers' activities with buyers or distributors and brokers' retail coverage of the products at the store level.

      The Company distributes its products in the greater New York metropolitan area primarily through its direct-store-organization sales and distribution ("DSO") system. The DSO system supports an organization of sales personnel who directly service over 2,000 individual grocery stores with the Company's products.

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

      The Company did not export a significant amount of any of its products during the 2001, 2000 or 1999 fiscal years.

V. COMPETITION

      The Company faces competition in each of its product lines. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or be substantially less leveraged than B&G. The Company's ability to grow its business could be impacted by the relative effectiveness of, and competitive response to, B&G's new product initiatives, product innovation and new advertising and promotional activities.

      During fiscal 2001, the Company's most significant competitors for its pickles and peppers products were VLASIC and MT. OLIVE branded products. In addition, J.M. Smucker was and continues to be the main competitor of the Company's fruit spread products marketed under the POLANER label. The MAPLE GROVE FARMS OF VERMONT line of syrups and salad dressings compete directly with the Spring Tree brand in the pure maple syrup category but, along with B&G's VERMONT MAID syrup products, also have a number of competitors in the general pancake syrup market, such as AUNT JEMIMA, MRS. BUTTERSWORTH and LOG CABIN. The B&M baked bean and JOAN OF ARC products compete with BUSH'S products.

      In addition, the Company's products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, B&G's shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also those products found in the refrigerated sections of grocery stores.

VI. CUSTOMERS AND SEASONALITY

      None of the Company's customers accounted for more than 10% of the Company's net sales in fiscal 2001, fiscal 2000 or fiscal 1999.

      Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter.

      The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers, olives and other related specialty items during the months of July through October, and B&G purchases all of its maple syrup requirements during the months of April through July. Consequently, the Company's liquidity needs are greatest during these periods.

VII. INFLATION

      The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

VIII. RAW MATERIALS

      The Company purchases agricultural products and other raw materials from growers, commodity processors and other food companies. The Company's principal raw materials include peppers, cucumbers, other vegetables, fruits, maple syrup, meat and poultry. The Company purchases its agricultural raw materials in bulk or pursuant to short-term supply contracts. B&G purchases most of its agricultural products between July 1 and October 31. It also uses packaging materials, particularly glass jars and cans. The Company purchases its raw materials from a variety of suppliers and alternate sources of supply that are readily available.

      The profitability of B&G's business relies in part on the prices of raw materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government-sponsored agricultural programs, export demand, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions and the effect of insects, plant diseases and fungi. Increases in raw material costs could have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity.

IX. TRADEMARKS

      The Company owns 74 trademarks which are registered in the United States and 226 trademarks which are registered in foreign countries. In addition, the Company has 18 trademark applications pending in foreign countries. Examples of the Company's trademarks include AC'CENT, B&G, B&G SANDWICH TOPPERS, B&M, BLOCH & GUGGENHEIMER, BRER RABBIT, JOAN OF ARC, MAPLE GROVE FARMS OF VERMONT, POLANER, REGINA, UNDERWOOD, VERMONT MAID and WRIGHT'S. B&G considers its trademarks to be of special importance to the Company's business.

X. GOVERNMENT REGULATION

      The Company's operations are subject to extensive regulation by the United States Food and Drug Administration ("FDA"), the United States Department of Agriculture and other state and local authorities regarding the processing, packaging, storage, distribution and labeling of its products. The Company's processing facilities and products are subject to periodic inspection by federal, state and local authorities. B&G believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that B&G is in full compliance with all such laws and regulations or that B&G will be able to comply with any future laws and regulations in a cost-effective manner. Failure by the Company to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity.

      The Company is also subject to the Food, Drug and Cosmetic Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. B&G's management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable governmental regulations, although there can be no assurances in this regard.

XI. ENVIRONMENTAL MATTERS

      Except as described below, the Company has not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity, except as noted below. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

      On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with the Company's environmental services firms, B&G has worked to clean-up the oil and is cooperating with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. Both firms have submitted their findings to the NJDEP along with recommendations for no further action. The Company is awaiting the NJDEP's response to those recommendations. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity.

      The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent as of December 29, 2001. In the third quarter of fiscal 2001, B&G received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of December 29, 2001. At December 29, 2001, the remaining accrual related to this matter was less than $0.1 million. Future information and developments may require the Company to continually reassess the impact of this matter.

      In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner was sold by one of the Company's former parents and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. The Company has submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore those defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

XII. EMPLOYEES AND LABOR RELATIONS

      As of January 31, 2002, the Company's workforce consisted of 652 employees. Of that total, 423 employees were engaged in manufacturing, 97 were engaged in marketing and sales, 99 were engaged in distribution and 33 were engaged in administration. Approximately 189 of the Company's 652 employees, as of January 31, 2002, were covered by a collective bargaining agreement. In general, B&G considers its employee and union relations to be good.

ITEM 2. PROPERTIES

      The Company's plants are generally located near major customer markets and raw materials. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate its planned growth. As of January 31, 2002, the Company operated the manufacturing and warehouse facilities described in the table below.

                                                            Approximate
Facility Location          Description                        Sq. Ft.
--------------------------------------------------------------------------------
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

-----------------
*     Owned.

The Company also has agreements for the "co-packing" of some of its products, a common industry practice in which other companies manufacture and package these products under the Company's brand names. Third parties produce REGINA, UNDERWOOD, LAS PALMAS, JOAN OF ARC, and certain EMERIL'S pasta sauces and spices under co-packing agreements or purchase orders. UNDERWOOD products are produced for the Company pursuant to a co-packing agreement that expires December 31, 2006, with automatic one-year extensions thereafter unless either party provides at least one year's prior notice. LAS PALMAS products are produced under a co-packing agreement that expires on December 31, 2005, with automatic one year extensions thereafter unless either party provides at least nine months' prior notice. JOAN OF ARC products are produced under a co-packing agreement that continues in effect unless either party provides written notice to the other party at least twelve months in advance of a specified final shipment date. REGINA products and certain EMERIL'S products are produced by co-packers on a purchase order basis. Each of the Company's co-packers produce products for other companies as well. The Company believes that there are alternative sources of co-packing production readily available for its products.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of business, the Company is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During fiscal 2001, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 Fiscal Year Ended
                                                       ---------------------------------------------------------------------
                                                       Dec. 29,        Dec. 30,         Jan. 1,       Jan. 2,       Jan. 3,
                                                         2001            2000            2000          1999          1998
                                                       ---------------------------------------------------------------------
                                                                                (Dollars in thousands)
STATEMENT OF OPERATIONS DATA (1):

Net sales .......................................      $ 332,433       $ 351,416       $ 336,112     $ 179,780     $ 151,615
Cost of goods sold ..............................        192,525         200,651         196,184       117,514       105,720
                                                       ---------       ---------       ---------     ---------     ---------
     Gross profit ...............................        139,908         150,765         139,928        62,266        45,895

Sales, marketing and distribution expenses ......         87,576         100,711          91,120        40,102        30,114

General and administrative expenses .............         14,120          12,957          13,802         5,725         4,688
Management fees .................................            500             500             450           250           250
Environmental clean-up ..........................            950              --              --            --            --
Special charge-severance ........................             --             250              --            --            --
                                                       ---------       ---------       ---------     ---------     ---------
     Operating income ...........................         36,762          36,347          34,556        16,189        10,843
Gain on sale of assets ..........................         (3,112)             --              --            --            --
Interest expense ................................         29,847          36,073          29,874        13,908         9,578
                                                       ---------       ---------       ---------     ---------     ---------
     Income before income tax expense and
         extraordinary item .....................         10,027             274           4,682         2,281         1,265
Income tax expense ..............................          4,029           1,559           2,429         1,431           833
                                                       ---------       ---------       ---------     ---------     ---------
     Income (loss) before extraordinary item ....          5,998          (1,285)          2,253           850           432
Extraordinary item, net of income tax benefit (2)             --              --              --            --        (1,804)
                                                       ---------       ---------       ---------     ---------     ---------
     Net income (loss) ..........................      $   5,998       $  (1,285)      $   2,253     $     850     $  (1,372)
                                                       =========       =========       =========     =========     =========

BALANCE SHEET DATA (AT PERIOD END) (1):
     Total assets ...............................      $ 426,006       $ 457,016       $ 477,057     $ 211,873     $ 180,035
     Long-term debt, including current portion ..        289,275         329,323         340,892       144,696       121,376
     Total stockholder's equity .................         62,836          56,788          58,073        20,820        18,628

OTHER FINANCIAL DATA (1):
     Adjusted EBITDA (3) ........................      $  52,002       $  52,351       $  49,704     $  23,372     $  16,263

------------------

(1) The Nabisco Brands Acquisition, the Trappey's Acquisition, the Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition were consummated on June 17, 1997, August 15, 1997, July 17, 1998, February 5, 1999 and March 15, 1999, respectively, and were accounted for using the purchase method of accounting. Accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of acquisition. The B&R Disposition was completed on January 17, 2001.

(2) Reflects the write-off of deferred debt issuance costs in connection with the debt repayments and amendments relating to the Company's prior credit facility.

(3) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary items and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

      Adjusted EBITDA is calculated by adding to or deducting from EBITDA certain items that the Company believes are unusual consisting of: (a) a charge in fiscal 2001 of $1.0 million related to environmental cleanup,
      (b) a charge of $0.3 million related to employee severance in fiscal 2000 and (c) a gain of $3.1 million related to the B&R Disposition in fiscal 2001. There were no adjustments to EBITDA in fiscal 1997 through fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company completed the Polaner Acquisition on February 5, 1999 and the Heritage Brands Acquisition on March 15, 1999. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's operating results from the dates of acquisition. On January 17, 2001, the Company completed the B&R Disposition. Such acquisitions and the application of the purchase method of accounting and the B&R Disposition affect comparability between periods.

I. YEAR ENDED DECEMBER 29, 2001 COMPARED TO YEAR ENDED DECEMBER 30, 2000

A. NET SALES

      Net sales decreased $19.0 million or 5.4% to $332.4 million for the 52 week period ended December 29, 2001 (the "2001 Period") from $351.4 million for the 52 week period ended December 30, 2000 (the "2000 Period"). The B&R Disposition accounted for $25.1 million of the sales decrease on a comparative basis. The Company's new line of EMERIL'S branded products, which was introduced in July 2000, increased $14.7 million to $18.7 million for the 2001 Period from $4.0 million in the 2000 period. Sales of the Company's MAPLE GROVE FARMS OF VERMONT, AC'CENT and SA-SON brands increased $2.1 million, $1.8 million and $0.4 million or 4.5%, 11.2% and 6.3%, respectively. Sales of the Company's POLANER brands, JOAN OF ARC brand, B&M BAKED BEANS, LAS PALMAS brands, UNDERWOOD brands, TRAPPEY brands, BRER RABBIT MOLASSES brands and VERMONT MAID SYRUP decreased by $4.0 million, $1.9 million, $1.9 million, $1.5 million, $1.2 million, $1.0 million, $0.8 million and $0.6 million, or 8.5%, 11.9%, 4.8%, 6.3% 4.7%, 5.8%,
18.5% and 11.2%, respectively, largely reflecting lower unit volume. The decline in the sales of certain brands is partially due to a decision by management to reduce trade spending.

B. GROSS PROFIT

      Gross profit decreased $10.9 million or 7.2% to $139.9 million for the 2001 Period from $150.8 million in the 2000 Period. Gross profit expressed as a percentage of net sales decreased to 42.1% in the 2001 Period from 42.9% in the 2000 Period. The decrease in gross profit percentage included higher costs of maple syrup, increased costs from the co-packers of the UNDERWOOD and LAS PALMAS brands and a shift in the mix of products sold, including the fact that higher margin Burns & Ricker branded products are no longer in the mix of products sold by the Company.

C. SALES, MARKETING AND DISTRIBUTION EXPENSES

      Sales, marketing and distribution expenses decreased $13.1 million or 13.0% to $87.6 million for the 2001 Period from $100.7 million for the 2000 Period. Such expenses expressed as a percentage of net sales decreased to 26.3% in the 2001 Period from 28.7% in the 2000 Period. The decrease is primarily due to a decision by management to reduce trade promotion spending coupled with the B&R Disposition. Trade promotion spending decreased $10.4 million or 15.2%. Trade promotion spending as a percentage of sales decreased to 17.3% in the 2001 Period from 19.3% in the 2000 Period. Overall, consumer spending expenses decreased $1.3 million or 12.3%. Distribution expenses decreased $0.9 million or 14.8%. All other expenses decreased $0.5 million.

D. GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses (including amortization of intangibles and management fees) increased $1.2 million or 8.6% to $14.6 million in the 2001 Period from $13.5 million in the 2000 Period. A decrease in amortization in the amount of $1.0 million of certain intangibles disposed of in the B&R Disposition was offset by an increase in operating expenses of $2.2 million due to an increase in incentive compensation costs in the 2001 Period.

E. ENVIRONMENTAL CLEAN-UP

      As further described above in Item 1, XI, the Company recorded a charge of $1.0 million, net of insurance proceeds, in the 2001 Period.

F. SPECIAL CHARGE-SEVERANCE

      During the 2000 Period, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated.

G. OPERATING INCOME

      As a result of the foregoing, operating income increased $0.4 million or 1.1% to $36.8 million in the 2001 Period from $36.3 million in the 2000 Period. Operating income expressed as a percentage of net sales increased to 11.1% in the 2001 Period from 10.3% in the 2000 Period.

H. GAIN OF SALE OF ASSETS

      As further described in Note 1 to the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition.

I. INTEREST EXPENSE

      Interest expense decreased $6.2 million to $29.8 million in the 2001 Period from $36.1 million in the 2000 Period as a result of lower outstanding loan balances in the 2001 Period due to the partial prepayment of the term loans required in connection with the B&R Disposition and reduced interest rates.

J. INCOME TAX EXPENSE

      Income tax expense increased $2.5 million to $4.0 million in the 2001 Period from $1.6 million in the 2000 Period. The Company's effective tax rate for the 2001 Period was 40.2% as compared with 569% for the 2000 Period. The decrease in the effective tax rate reflects the effect of the amortization of nondeductible goodwill and other intangibles when applied to income before income tax expense of $10.0 million in the 2001 Period as compared to $0.3 million in the 2000 Period.

      Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the 2001 Period and the 2000 Period is calculated as follows (dollars in millions):

                                                   2001 PERIOD    2000 PERIOD
                                                   -----------    -----------
Net income (loss)                                     $ 6.0          $(1.3)
Depreciation and amortization                          14.3           15.7
Income tax expense                                      4.0            1.6
Interest expense                                       29.8           36.1
                                                      -----          -----
EBITDA                                                 54.1           52.1
Environmental clean-up                                  1.0             --
Gain on sale of assets                                 (3.1)            --
Special charge-severance                                 --            0.3
                                                      -----          -----
Adjusted EBITDA                                       $52.0          $52.4
                                                      =====          =====

II. YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000

A. NET SALES

      Net sales increased $15.3 million or 4.6% to $351.4 million for the 52 week period ended December 30, 2000 (the "2000 Period") from $336.1 million for the 52 week period ended January 1, 2000 (the "1999 Period"). The net sales increase included $19.5 million in the aggregate of incremental sales of products acquired in the Polaner Acquisition and the Heritage Brands Acquisition during the first quarter of the 2000 Period. Such brands were not owned in the comparable first quarter of the 1999 Period. During the remaining nine months of the year, sales for the AC'CENT / SA-SON branded flavor enhancer increased $1.3 million or 8.5%. Sales of MAPLE GROVE FARMS OF VERMONT products and WRIGHT'S liquid smoke hickory flavoring increased $2.2 million and $0.5 million, or 5.1% and 9.8%, respectively, from the 1999 Period, largely reflecting a higher unit volume. The Company's new line of EMERIL'S branded products produced $4.0 million in sales in the 2000 Period. These increases were offset by a decrease in sales of POLANER brands, LAS PALMAS brands, UNDERWOOD brands, B&M BAKED BEANS and Burns

& Ricker baked snack foods by $4.8 million, $2.6 million, $1.8 million, $1.6 million and $1.0 million, respectively, or 12.1%, 12.1%, 8.3%, 4.6% and 3.5%, respectively, largely reflecting lower unit volume. Sales of the Company's other brands collectively decreased $0.4 million in the 2000 Period

B. GROSS PROFIT

      Gross profit increased $10.8 million or 7.7% to $150.8 million for the 2000 Period from $139.9 million in the 1999 Period. Gross profit expressed as a percentage of net sales increased to 42.9% in the 2000 Period from 41.6% in the 1999 Period. This increase was due to a favorable shift in the sales mix to higher gross profit margins from sales of the Heritage Portfolio of Brands products, reduced labor and overhead costs at the Burns & Ricker baked snack foods manufacturing facility and reduced maple syrup costs.

C. SALES, MARKETING AND DISTRIBUTION EXPENSES

      Sales, marketing and distribution expenses increased $9.6 million or 10.5% to $100.7 million for the 2000 Period from $91.1 million for the 1999 Period. Such expenses expressed as a percentage of net sales increased to 28.7% in the 2000 Period from 27.1% in the 1999 Period primarily as a result of the Polaner Acquisition and of the Heritage Brands Acquisition. Additional expenses relating to these acquisitions accounted for $7.6 million of the increase. Trade promotion spending and slotting expenses increased $4.9 million or 11.2%. The increase in promotional spending and slotting expenses includes increases in spending on the Heritage Portfolio of Brands and VERMONT MAID brand of $5.0 million and $0.9 million, respectively, which was partially offset by a decrease in promotional spending of $1.1 million on B&G branded pickles and peppers. Increases in promotional spending and slotting for the Company's other brands, taken as a whole, accounted for the remaining $0.1 million or 0.1%. Overall, consumer spending expenses decreased $1.5 million or 14.0%. The decrease in consumer spending expenses in the aggregate includes an increase in consumer spending on B&G branded pickles of $0.7 million, which was more than offset by decreases in consumer spending on LAS PALMAS brands, POLANER brands and REGINA brands of $0.8 million, $0.6 million and $0.5 million, respectively. Increases in consumer spending for the Company's other brands, taken as a whole, accounted for the remaining $0.3 million. Brokerage expenses and commissions decreased $0.7 million or 9.5%, reflecting a reduced ongoing brokerage percentage. Distribution expenses decreased $0.7 million or 16.0%.

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

G. INCOME TAX EXPENSE

      Income tax expense decreased $0.9 million to $1.6 million in the 2000 Period from $2.4 million in the 1999 Period. The Company's effective tax rate for the 2000 Period was 569% as compared with 51.9% for the 1999 Period. The increase in the effective tax rate reflects the effect of the amortization of nondeductible goodwill and other intangibles when applied to income before income tax expense of $0.3 million in the 2000 Period as compared to $4.7 million in the 1999 Period.

      Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the 2000 Period and the 1999 Period is calculated as follows (dollars in millions):

                                                        2000 PERIOD     1999 PERIOD
                                                        -----------     -----------
Net (loss) income                                          $(1.3)          $ 2.3
Depreciation and amortization                               15.7            15.1
Income tax expense                                           1.6             2.4
Interest expense                                            36.1            29.9
                                                           -----           -----
EBITDA                                                      52.1            49.7
Special charge-severance                                     0.3              --
                                                           -----           -----
Adjusted EBITDA                                            $52.4           $49.7
                                                           =====           =====

III. LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOWS.

      Cash provided by operating activities decreased $2.8 million or 11.4% to $21.4 million in the 2001 Period from $24.2 million in the 2000 Period. This decrease was primarily due to increases in inventories and decreases in accounts payable offset by an increase in accrued expenses, a decrease in accounts receivable and an increase in net income. Working capital at December 29, 2001 was $50.3 million, a decrease of $18.7 million over working capital at December 30, 2000 of $69.0 million. This decrease is a result of the B&R Disposition which had $20.7 million in net assets held for sale as of December 30, 2000. Cash provided by operating activities increased $11.0 million or 83.0% to $24.2 million in the 2000 Period from $13.2 million in the 1999 Period. This increase was primarily due to decreases in accounts receivable and inventories and increases in accounts payable, which were partially offset by a decrease in accrued expenses. Working capital at December 30, 2000 was $69.0 million, an increase of $9.6 million over working capital at January 1, 2000 of $59.4 million.

      Net cash provided by investing activities for the 2001 Period was $20.2 million as compared to net cash used in investing activities of $5.7 million for the 2000 Period. Capital expenditures during the 2001 Period, which included purchases of manufacturing and computer equipment, was $3.9 million as compared to $5.9 million for the 2000 Period for similar such expenditures. Net cash received of $24.1 million for the sale of assets accounted for the remaining change. Net cash used in investing activities for the 2000 Period was $5.7 million as compared to $230.2 million for the 1999 Period. Investment expenditures during the 1999 Period included $30.6 million for the Polaner Acquisition and $194.1 million for the Heritage Brands Acquisition. Capital expenditures during the 2000 Period, which included purchases of manufacturing and computer equipment, was $5.9 million as compared to $5.5 million for the 1999 Period for similar expenditures.

      Net cash used in financing activities for the 2001 Period was $40.0 million as compared to net cash used in financing activities for the 2000 Period of $12.8 million. The net cash used by financing activities for the 2001 Period included payments of $20.5 million due on Term Loan A and $19.3 million due on the Term Loan B, along with capital lease payments of $0.2 million. These payments included a mandatory prepayment made in January 2001 of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition. Net cash used in financing activities for the 2000 Period was $12.8 million as compared to net cash provided by financing activities of $224.1 million for the 1999 Period. The net cash used by financing activities for the 2000 Period included payments of $11.3 million due on Term Loan A and $1.3 million of deferred debt issuance costs incurred to amend the Company's Senior Secured Credit Facility, along with capital lease payments of $0.3 million.

      ACQUISITIONS.

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

      ENVIRONMENTAL CLEAN-UP COSTS.

      As further described above in Item 1, XI, the Company recorded a charge of $1.1 million in the first quarter of the 2001 Period to cover the expected cost of an environmental clean-up, which approximates the actual amount spent as of December 29, 2001. In the third quarter of the

2001 Period, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses.

      SPECIAL CHARGE-SEVERANCE.

      During the second quarter of 2000, the Company recorded a severance charge of $0.3 million. As part of the severance arrangements, 13 employees were terminated. At December 30, 2000, all amounts related to such severance charges were paid.

      DEBT.

      The Company has outstanding $120 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The 9 5/8% Senior Subordinated Notes contain certain transfer restrictions.

      The Company is a party to a $280 million Senior Secured Credit Facility ("Senior Secured Credit Facility") comprised of a $60 million five-year Revolving Credit Facility ("Revolving Credit Facility"), a $70 million five-year Term Loan A ("Term Loan A") and a $150 million seven-year Term Loan B ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayment requirements based on asset dispositions and issuances of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40 million per year. There were no borrowings outstanding under the Revolving Credit Facility at December 29, 2001.

IV. FUTURE CAPITAL NEEDS

      The Company is highly leveraged. On December 29, 2001, the Company's total long-term debt (including current installments) and its stockholder's equity was $289.3 million and $62.8 million, respectively.

      The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $59.0 million at December 29,

2001 and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

V. RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $1.4 million, $2.5 million and $2.8 million in fiscal 2001, 2000 and 1999, respectively. The implementation of the EITF consensus will impact classification of expenses in the consolidated statements of operations, but will not have any effect on the Company's net income (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

      In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify certain current and prior period expenses as a reduction of net sales. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus. While the Company has not completed the significant effort involved in analyzing the effect of adopting this EITF, management believes that such expenses to be reclassified as a reduction of net sales and a decrease in sales, marketing and distribution expenses will be approximately 11% to 14% of net sales in each period.

      In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company was required to adopt the provisions of Statement No. 141 immediately and Statement No. 142, effective December 30, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

      Statement No. 141 will require upon adoption of Statement No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.1 million and $3.8 million for fiscal 2001 and 2000, respectively. Amortization expense related to trademarks was $5.4 million and $5.7 million for fiscal 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company has not finalized its assessment of the impact of adopting these Statements on the Company's consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based upon its initial analysis, the Company believes that the adoption of Statements 141 and 142 will not have a material effect on the consolidated financial statements other than the nonamortization of goodwill and other identifiable intangibles assets (beginning upon adoption) deemed to have an indefinite useful life.

      In August, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt Statement No. 144 on December 30, 2001. Management believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

VI. FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the businesses it has acquired, terrorist attacks, increased competition, environmental liabilities, lower sales volumes for the Company's products and higher costs of food product raw materials, as well as factors that affect the food industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of December 29, 2001, the Company's only variable rate borrowings were under the Term Loan Facilities which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at February 22, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated balance sheets at December 29, 2001 and December 30, 2000 and the consolidated statements of operations and cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 and related notes thereto are set forth below.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
B&G Foods, Inc.:

      We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations and cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

                             Short Hills, New Jersey
                                February 20, 2002

                        B&G FOODS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                             ASSETS                                                 DEC. 29, 2001    DEC. 30, 2000
                                                                                    -------------    -------------
Current assets:
         Cash and cash equivalents                                                     $ 15,055          13,433
         Trade accounts receivable, less allowance for doubtful
               accounts of $455 and $465 in 2001 and 2000, respectively                  21,621          24,171
         Inventories                                                                     66,142          63,626
         Prepaid expenses                                                                 1,790           2,114
         Net assets held for sale                                                            --          20,685
         Deferred income taxes                                                            1,672           1,279
                                                                                       --------         -------
                          Total current assets                                          106,280         125,308

Property, plant and equipment, net                                                       36,431          38,275
Intangible assets, net                                                                  275,100         283,666
Other assets                                                                              8,195           9,767
                                                                                       --------         -------
                          Total assets                                                 $426,006         457,016
                                                                                       ========         =======

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
         Current installments of long-term debt                                          17,436          16,009
         Trade accounts payable                                                          21,256          24,781
         Accrued expenses                                                                17,494          15,267
         Due to related party                                                               208             208
                                                                                       --------         -------
                          Total current liabilities                                      56,394          56,265

Long-term debt                                                                          271,839         313,314
Other liabilities                                                                           236             149
Deferred income taxes                                                                    34,701          30,500
                                                                                       --------         -------
                          Total liabilities                                             363,170         400,228
                                                                                       --------         -------

Stockholder's equity:
         Common stock, $.01 par value per share.  Authorized
            1,000 shares; issued and outstanding 1 share in
            2001 and 2000                                                                    --              --
         Additional paid-in capital                                                      56,392          56,342
         Retained earnings                                                                6,444             446
                                                                                       --------         -------
                          Total stockholder's equity                                     62,836          56,788

Commitments and contingencies (notes 6 and 12)
                                                                                       --------         -------

                                    Total liabilities and stockholder's equity         $426,006         457,016
                                                                                       ========         =======

See accompanying notes to consolidated financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                             (Dollars in thousands)

                                                     Year               Year               Year
                                                     ended              ended              ended
                                                   Dec. 29,           Dec. 30,            Jan. 1,
                                                     2001               2000               2000
                                                   ---------          ---------          ---------
Net sales                                          $ 332,433            351,416            336,112
Cost of goods sold                                   192,525            200,651            196,184
                                                   ---------          ---------          ---------
         Gross profit                                139,908            150,765            139,928

Sales, marketing and distribution expenses            87,576            100,711             91,120
General and administrative expenses                   14,120             12,957             13,802
Management fees - related party                          500                500                450
Environmental clean-up                                   950                 --                 --
Special charge-severance                                  --                250                 --
                                                   ---------          ---------          ---------
         Operating income                             36,762             36,347             34,556

Other expense:
   Gain on sale of assets                             (3,112)                --                 --
   Interest expense - related party                       --                 --                 15
   Interest expense                                   29,847             36,073             29,859
                                                   ---------          ---------          ---------
         Income before income tax expense             10,027                274              4,682

Income tax expense                                     4,029              1,559              2,429
                                                   ---------          ---------          ---------

            Net income (loss)                      $   5,998             (1,285)             2,253
                                                   =========          =========          =========

See accompanying notes to consolidated financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                  Year              Year              Year
                                                                                  ended             ended             ended
                                                                                 Dec. 29,          Dec. 30,          Jan. 1,
                                                                                   2001              2000              2000
                                                                                 --------          --------          --------
Cash flows from operating activities:

   Net income (loss)                                                             $  5,998            (1,285)            2,253
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation and amortization                                      14,290            15,754            15,148
                Amortization of deferred debt issuance costs                        1,972             1,843             1,477
                Deferred income tax expense (benefit)                               3,832             2,150              (268)
                Gain from sale of property, plant and equipment                    (3,112)              (93)               --
                Provision for doubtful accounts                                       118               128               596
                Changes in assets and liabilities, net of effects
                  from businesses acquired and net assets held for sale:
                    Trade accounts receivable                                       2,432             1,553           (10,792)
                    Inventories                                                    (2,788)            5,722            (5,026)
                    Prepaid expenses and other current assets                         303               (13)             (651)
                    Other assets                                                     (400)               (9)              (53)
                    Trade accounts payable                                         (3,525)            1,141             6,132
                    Accrued expenses                                                2,227            (2,790)            4,851
                    Due to related party                                               --                --              (497)
                    Other liabilities                                                  87                98                51
                                                                                 --------          --------          --------

                Net cash provided by operating activities                          21,434            24,199            13,221
                                                                                 --------          --------          --------

Cash flows from investing activities:

   Paid for acquisitions                                                               --                --          (224,700)
   Capital expenditures                                                            (3,904)           (5,891)           (5,500)
   Net cash received for sale of assets                                            24,090                --                --
   Proceeds from sales of property, plant and equipment                                --               211                --
                                                                                 --------          --------          --------

                Net cash provided by (used in) investing activities                20,186            (5,680)         (230,200)
                                                                                 --------          --------          --------

                                                                     (continued)

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                           Year              Year              Year
                                                                           ended             Ended             ended
                                                                          Dec. 29,          Dec. 30,          Jan. 1,
                                                                            2001              2000              2000
                                                                          --------          --------          --------
Cash flows from financing activities:
   Payments of long-term debt                                              (40,048)          (11,569)          (24,264)
   Proceeds from issuance of long-term debt                                     --                --           220,000
   Proceeds from issuance of equity and capital
       contributions                                                            50                --            35,000
   Payments of debt issuance costs                                              --            (1,262)           (6,611)
                                                                          --------          --------          --------

    Net cash (used in) provided by financing
        activities                                                         (39,998)          (12,831)          224,125
                                                                          --------          --------          --------
    Increase in cash and cash equivalents                                    1,622             5,688             7,146

Cash and cash equivalents at beginning of period                            13,433             7,745               599
                                                                          --------          --------          --------
Cash and cash equivalents at end of period                                $ 15,055            13,433             7,745
                                                                          ========          ========          ========
Supplemental disclosure of cash flow information - cash paid for:
     Interest                                                             $ 29,966            34,104            26,093
                                                                          ========          ========          ========
     Income taxes                                                         $    271               652             2,179
                                                                          ========          ========          ========

See accompanying notes to consolidated financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 29, 2001 and December 30, 2000

                             (Dollars in thousands)

(1) BUSINESS ACQUISITIONS AND NATURE OF OPERATIONS

ORGANIZATION AND ACQUISITION

B&G Foods, Inc. and subsidiaries (the "Company") is a wholly owned subsidiary of B&G Foods Holdings Corp. ("Holdings"), which in turn is majority owned by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), a private equity investment firm, and minority owned by management and certain other investors.

NATURE OF OPERATIONS

The Company operates in one industry segment, the manufacturing, selling and distribution of branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors. Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter. Sales during the first quarter of the fiscal year are generally below that of the following three quarters.

BUSINESS AND CREDIT CONCENTRATIONS

The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition. As of December 29, 2001, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable. The Company had no customers in fiscal 2001, 2000 or 1999, that exceeded 10% of consolidated net sales.

ACQUISITIONS AND DISPOSITIONS

On February 5, 1999, the Company acquired certain assets of the POLANER and related brands (collectively, "Polaner") from International Home Foods, Inc. for approximately $30,574, including transaction costs (the "Polaner Acquisition"). Financing for the Polaner Acquisition and certain related transaction fees and expenses was provided by borrowings from the Company's then-existing $50,000 senior secured credit facility.

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

The acquisitions described above have been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired, representing goodwill, is included in intangible assets. Goodwill and trademarks resulting from the above acquisitions are being amortized over their estimated useful lives on a straight-line basis of 40 and 30-32 years, respectively.

The costs of the Polaner Acquisition and the Heritage Brands Acquisition as of the dates of such acquisitions have been allocated to tangible and intangible assets as follows:

Property, plant and equipment                                         $  15,100
Intangible assets - trademarks                                          128,600
Intangible assets - goodwill                                             72,318
Other assets, principally net current assets                             25,152
Deferred income tax liabilities, net                                    (16,470)
                                                                      ---------
                                                                      $ 224,700
                                                                      =========

On January 17, 2001, the Company completed the sale of its wholly-owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.1 million. The Company applied the net cash proceeds from the B&R Disposition toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. Burns & Ricker generated sales of $26.4 million and $27.3 million during fiscal 2000 and 1999, respectively.

PRO FORMA SUMMARY OF OPERATIONS

The following unaudited pro forma summary of operations for the fiscal year ended January 1, 2000 presents the results of operations of the Company as if the Polaner Acquisition and Heritage Brands Acquisition had occurred as of the beginning of such fiscal year. In addition to

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

including the results of operations of such acquisitions, the unaudited pro forma information gives effect primarily to interest on additional borrowings and changes in depreciation and amortization of intangible assets. Proforma results effecting the B&R Disposition are not presented, as Burns & Ricker was not a significant subsidiary of the Company.

                                  Year
                                 ended
                                Jan. 1,
                                  2000
                                  ----
Net sales                       $362,101
Net income                      $  4,664
                                ========

The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if such acquisitions, and related financing transactions had occurred at the beginning of the year presented and is not intended to be a projection of future results.

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

      (e)   INTANGIBLE ASSETS

      Intangible assets consist of goodwill and trademarks. Goodwill is amortized on a straight-line basis over 40 years. Trademarks are amortized on a straight-line basis over 31 to 40 years. The Company assesses the recoverability of the intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

      (f)   DEFERRED DEBT ISSUANCE COSTS

      Deferred debt issuance costs are amortized using the straight-line method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2001, 2000 and 1999 was $1,972, $1,843 and $1,477, respectively.

      (g)   REVENUE RECOGNITION

      Revenues are recognized when products are shipped. In accordance with the provisions of Emerging Issues Task Force Issue 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company reports all amounts billed to a customer in a sale transaction as

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

      revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold.

      (h)   ADVERTISING COSTS

      Advertising costs are expensed as incurred. Advertising costs amounted to approximately $1,337, $2,469 and $2,641 during the fiscal years 2001, 2000 and 1999, respectively.

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

      (k)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value of the $120,000 Senior Subordinated Notes at December 29, 2001, based on quoted market prices, was $116,400. The carrying value of the Company's remaining borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

      (l)   USE OF ESTIMATES

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

      estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the management's estimates.

      (m)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
            DISPOSED OF

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considers various valuation factors (principally, discounted cash flows) to assess the fair values of long-lived assets. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

      (n)   STATEMENTS OF CASH FLOWS - NONCASH FINANCING AND INVESTING
            ACTIVITIES

      Capital lease obligations of $460 were incurred during fiscal year 1999 when the Company entered into leases for new machinery and equipment. No capital lease obligations were entered into in fiscal 2001 or 2000.

      (o)   RECENT ACCOUNTING PRONOUNCEMENTS

      The Emering Issues Task Force (EITF) has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The Company currently records reductions in price pursuant to coupons as sales, marketing and distribution expenses. Upon the implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify current and prior period coupon expense as a reduction of net sales. Coupon expense was $1.4 million, $2.5 million and $2.8 million in fiscal 2001, 2000 and 1999, respectively. The implementation of the EITF consensus will impact the classification of expenses in the consolidated statement of operations, but will not have any effect on the Company's net

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

      income (loss). The Company includes free merchandise in cost of goods sold as required by the new EITF consensus.

      In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon implementation of the EITF consensus, which is required in the first quarter of fiscal 2002, the Company will reclassify certain current and prior period expenses as a reduction of net sales. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus. While the Company has not completed the significant effort involved in analyzing the effect of adopting this EITF, management believes that such expenses to be reclassified as a reduction of net sales and a decrease in sales, marketing and distribution expenses will be approximately 11% to 14% of net sales in each period.

      In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company was required to adopt the provisions of Statement No. 141 immediately, and Statement No. 142 effective December 30, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

      Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

      business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statements 141 and
      142. Amortization expense related to goodwill was $3.1 million and $3.8 million for the fiscal 2001 and 2000, respectively. Amortization expense related to trademarks was $5.4 million and $5.7 million for fiscal 2001 and 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company has not finalized its assessment of the impact of adopting these Statements on the Company's consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based upon its initial analysis, the Company believes that the adoption of Statements 141 and 142 will not have a material effect on the consolidated financial statements other than the nonamortization of goodwill

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

      and other identifiable intangible assets (beginning upon adoption) deemed to have an indefinite useful life.

(3)   INVENTORIES

Inventories consists of the following:

                                                      Dec. 29,           Dec. 30,
                                                        2001               2000
                                                      --------            ------
 Raw materials and packaging                          $ 15,035            16,613
 Work in process                                         2,041             1,738
 Finished goods                                         49,066            45,275
                                                      --------            ------
                                                      $ 66,142            63,626
                                                      ========            ======

(4)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following:

                                                        Dec. 29,         Dec. 30,
                                                          2001            2000
                                                        -------          ------
Land                                                    $ 2,880           2,879
Buildings and improvements                               13,720          13,654
Machinery and equipment                                  33,590          30,256
Office furniture and vehicles                             5,791           5,282
Leased property under capital leases                      1,837           1,837
Construction-in-progress                                      2               8
                                                        -------          ------
                                                         57,820          53,916

Less accumulated depreciation and
      amortization                                       21,389          15,641
                                                        -------          ------

                                                        $36,431          38,275
                                                        =======          ======

Plant and equipment includes amounts under capital leases as follows:

                                                       Dec. 29,          Dec. 30,
                                                         2001              2000
                                                        ------            -----
Machinery and equipment                                 $  591              591
Office furniture and vehicles                            1,246            1,246
                                                        ------            -----
                                                         1,837            1,837

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

Less accumulated amortization                            1,308            1,181
                                                        ------            -----

                                                        $  529              656
                                                        ======            =====

Amortization of assets held under capital leases is included with depreciation expense.

(5)   INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                      Dec. 29,           Dec. 30,
                                                        2001              2000
                                                      --------           -------
Goodwill                                              $123,043           123,067
Trademarks                                             180,226           180,226
                                                      --------           -------
                                                       303,269           303,293

Less accumulated amortization                           28,169            19,627
                                                      --------           -------

                                                      $275,100           283,666
                                                      ========           =======

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

             Years ended December:
                      2002                                  $   3,079
                      2003                                      2,422
                      2004                                      2,154
                      2005                                      1,691
                      2006                                      1,432
                      Thereafter                                3,597
                                                            ---------

                                                            $  14,375
                                                            =========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(6)   CONTINUED

Future minimum capital lease payments (included in long-term debt) as of December 29, 2001 are as follows:

         Years ended December 31:
                  2002                                               $       163
                  2003                                                        81
                  2004                                                        97
                                                                     -----------
                           Total minimum lease payments                      341

         Less amount representing interest (at 9% to 13%)                     28
                                                                     -----------
                  Present value of net minimum capital
                     lease payments                                          313

         Less current installments of obligations under
                  capital leases                                             146
                                                                     -----------

                  Obligations under capital leases, excluding
                     current installments (included in long-
                     term debt)                                      $       167
                                                                     ===========

Total rental expense was $3,116, $3,400 and $2,275 for the fiscal years 2001, 2000 and 1999, respectively.

The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense associated with this lease for the fiscal years 2001, 2000 and 1999 was $769, $769 and $639, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(7)   LONG-TERM DEBT

Long-term debt consists of the following:

                                                               Dec. 29,      Dec. 30,
                                                                 2001         2000
                                                               --------      -------

     Revolving credit facility                                 $     --           --
     Term Loan A                                                 38,301       58,750
     Term Loan B                                                130,661      150,000
     9.625% Senior Subordinated Notes due
         August 1, 2007                                         120,000      120,000
     Obligations under capital leases with interest at 9%
         to 13% collateralized by certain machinery,
         equipment and vehicles                                     313          573
                                                               --------      -------
                Total long-term debt                            289,275      329,323

Less current installments                                        17,436       16,009
                                                               --------      -------

                 Long-term debt, excluding current
                    installments                               $271,839      313,314
                                                               ========      =======

The Senior Secured Credit Facility is comprised of a $60,000 five-year Revolving Credit Facility (the "Revolving Credit Facility"), a $70,000 five-year Term Loan Facility ("Term Loan A") and a $150,000 seven-year Term Loan Facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). Interest on the Senior Secured Credit Facility is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. At December 29, 2001 the interest rate for Term Loan A and Term Loan B was 7.31% and 6.17% to 7.56%, respectively. At December 30, 2000 the interest rate for Term Loan A and Term Loan B was 10.41% and 10.72%, respectively. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility also provides for mandatory prepayment requirements based on asset dispositions and issuance of securities, as defined. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants which, among other things, specify maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, each ratio as defined. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(7)   CONTINUED

capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year.

The Revolving Credit Facility requires an annual commitment fee of an amount equal to 0.60% of the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility also provides a maximum commitment for letters of credit of $5,000. At December 29, 2001 and December 30, 2000, letters of credit of approximately $1,015 and $1,343, respectively, have been issued under the Revolving Credit Facility.

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

B&G Foods, Inc. has no assets or operations independent of its subsidiaries. All of B&G Foods, Inc.'s subsidiaries (the "Guarantors") are wholly-owned, and all of B&G Foods, Inc.'s subsidiaries jointly and severally, and fully and unconditionally, guarantee the Notes (the "Subsidiary Guarantees"). Consequently, separate financial statements have not been presented for the guarantor subsidiaries because management has determined that they would not be material to investors. The Subsidiary Guarantee of each Guarantor is subordinate to the prior

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(7)   CONTINUED

payment in full of all Senior Debt, as defined. As of December 29, 2001, B&G Foods, Inc. and its subsidiaries had Senior Debt and additional liabilities (including trade payables, accrued expenses, amounts due to related parties, deferred income taxes and other liabilities) aggregating approximately $363.2 million.

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

At December 29, 2001 and December 30, 2000, accrued interest of $7,222 and $9,313, respectively, was included in accrued expenses in the accompanying consolidated balance sheets.

The aggregate maturities of long-term debt are as follows:

                  Years ended December:
                           2002                                     $    17,436
                           2003                                          18,455
                           2004                                          51,967
                           2005                                          65,002
                           2006                                          16,415
                           Thereafter                                   120,000
                                                                    -----------

                                                                    $   289,275
                                                                    ===========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(8)   INCOME TAX EXPENSE

Income tax expense consists of the following:

                              Year         Year         Year
                              ended        ended       ended
                            Dec. 29,     Dec. 30,     Jan. 1,
                              2001         2000         2000
                            -------       ------       ------
      Current:
               Federal      $    54         (764)       2,071
               State            168          245          765
                            -------       ------       ------
                                222         (519)       2,836
                            -------       ------       ------

      Deferred:
               Federal        2,995        1,346         (163)
               State            812          732         (244)
                            -------       ------       ------

                              3,807        2,078         (407)
                            -------       ------       ------

                            $ 4,029        1,559        2,429
                            =======       ======       ======

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(8)   CONTINUED

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 34% to income before income tax expense) as a result of the following:

                                                     Year         Year          Year
                                                    ended        ended         ended
                                                   Dec. 29,     Dec. 30,      Jan. 1,
                                                     2001         2000         2000
                                                   -------      -------       ------
Computed expected tax expense                      $ 3,409           93        1,592
State income taxes, net of federal
         income tax benefit                            647          645          344
Nondeductible expenses, principally amortiza-
         tion of goodwill                              855          666          572
Change in valuation allowance for deferred
         income taxes allocated to income tax
         expense                                        --          415          (34)
Gain on sale of assets                                (844)          --           --
Other                                                  (38)        (260)         (45)
                                                   -------      -------       ------
                                                   $ 4,029        1,559        2,429
                                                   =======      =======       ======

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(8)   CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                Dec. 29,       Dec. 30,
                                                                  2001          2000
                                                                --------       -------
Deferred tax assets:
         Accounts receivable, principally due to allowance      $     44            48
         Inventories, principally due to additional costs
              capitalized for tax purposes                           691           758
         Accruals and other liabilities not currently
              deductible                                           1,386         2,206
         Net operating loss carryforwards                          3,586         5,051
         Deferred financing costs                                    347           561
                                                                --------       -------
              Total gross deferred tax assets                      6,054         8,624

         Less valuation allowance                                 (1,282)       (1,282)
                                                                --------       -------

              Net deferred tax assets                              4,772         7,342
                                                                --------       -------

Deferred tax liabilities:
         Plant and equipment                                      (3,817)       (2,293)
         Intangible assets                                       (33,984)      (38,200)
                                                                --------       -------

              Total deferred tax liabilities                     (37,801)      (40,493)
                                                                --------       -------

              Net deferred tax liability                        $(33,029)      (33,151)
                                                                ========       =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 29, 2001 and December 30, 2000. The amount of the deferred tax asset considered

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(8)   CONTINUED

realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance at December 29, 2001 and December 30, 2000 of $1,282 and $1,282, respectively, represents the allowance for certain fully reserved state net operating loss carryforwards of $22,773 and $21,449, respectively, which are available to offset future state taxable income, if any, through 2007. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at December 29, 2001 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will be realized. Any future utilization of acquired state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance. The change in the valuation allowance in fiscal 2000 was primarily due to a net increase of state net operating loss carryforwards.

At December 29, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $9,927 which are available to offset future federal taxable income, if any, through 2020. As a result of the acquisitions described in note 1, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

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

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(9)   CONTINUED

                                                               Dec. 29,      Dec. 30,
                                                                 2001          2000
                                                               -------        ------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of period                $ 7,582         6,917
      Actuarial gain (loss)                                        847          (178)
      Service cost                                                 652           552
      Interest cost                                                601           522
      Benefits paid                                               (267)         (231)
                                                               -------        ------
      Benefit obligation at end of period                        9,415         7,582
                                                               -------        ------

      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of period           6,196         6,250
      Actual (loss) return on plan assets                         (333)           29
      Employer contributions                                       144           148
      Benefits paid                                               (267)         (231)
                                                               -------        ------
      Fair value of plan assets at end of period                 5,740         6,196
                                                               -------        ------

      Funded status                                             (3,675)       (1,386)

      Unrecognized prior service cost                                6             7

      Unrecognized net actuarial loss (gain)                       124        (1,625)
                                                               -------        ------
      Accrued pension cost                                     $(3,545)       (3,004)
                                                               =======        ======

      AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
      Accrued benefit cost at beginning of period              $(3,004)       (2,697)
      Net periodic pension cost                                   (685)         (455)
      Contributions                                                144           148
                                                               -------        ------
      Accrued pension cost at end of period                    $(3,545)       (3,004)
                                                               =======        ------

      WEIGHTED-AVERAGE ASSUMPTIONS AS OF
      DECEMBER 29, 2001 AND DECEMBER 30, 2000
      Discount rate                                               7.25%         7.50%
      Rate of compensation increase                               4.00%         4.50%
      Expected long-term rate of return                           8.50%         8.50%

Plan assets are invested primarily in government securities and mutual funds.

Net periodic cost includes the following components:

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(9)   CONTINUED

                                                    Year       Year       Year
                                                    ended      ended      ended
                                                  Dec. 29,   Dec. 30,    Jan. 1,
                                                    2001       2000       2000
                                                   -----       ----       ----
Service cost - benefits earned during the
     period                                        $ 652        552        562
Interest cost on projected benefit obligation        601        522        504
Expected return on plan assets                      (515)      (521)      (496)
Net amortization and deferral                        (53)       (98)        --
                                                   -----       ----       ----

         Net pension cost                          $ 685        455        570
                                                   =====       ====       ====

The Company sponsors several defined contribution plans covering substantially all of its employees. Employees may contribute to these plans and these contributions are matched at varying amounts by the Company. Company contributions for the matching component of these plans amounted to $453, $468 and $426 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. During fiscal 2000, the Company became a member of a multi-employer pension plan. Pension expenses incurred in fiscal 2001 and fiscal 2000 relating to such plan was $390 and $146, respectively.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(10)  CHANGES IN STOCKHOLDER'S EQUITY

The changes in stockholder's equity for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 are as follows:


                                    Common Stock           Additional   Retained earnings
                                    ------------             paid-in     (accumulated
                               Shares         Amount         Capital        Deficit)         Total
                               ------         ------         -------        --------         -----
Balance at Jan. 2, 1999               1      $      --         21,342           (522)         20,820

Net income                           --             --             --          2,253           2,253
Capital contribution                 --             --         35,000             --          35,000
                              ---------      ---------      ---------      ---------       ---------
Balance at Jan. 1, 2000               1             --         56,342          1,731          58,073

Net loss                             --             --             --         (1,285)         (1,285)
                              ---------      ---------      ---------      ---------       ---------
Balance at Dec. 30, 2000              1             --         56,342            446          56,788

Net income                           --             --             --          5,998           5,998
Capital contribution                 --             --             50             --              50
                              ---------      ---------      ---------      ---------       ---------
Balance at Dec. 29, 2001              1      $      --         56,392          6,444          62,836
                              =========      =========      =========      =========       =========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(11)  RELATED-PARTY TRANSACTIONS

The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of BRS, pursuant to which BRS & Co. is paid an annual fee for certain management, business and organizational strategy, and merchant and investment banking services. In March, 1999, such annual fee was increased to $500 per year. Charges for such services amounted to approximately $500 during the fiscal years ended December 29, 2001 and December 30, 2000 and $450 during the fiscal year ended January 1, 2000. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of Holdings.

The Company also entered into a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Polaner Acquisition and the Heritage Brands Acquisition in fiscal 1999, the Company paid transaction fees aggregating $300 and $1,920, respectively, which were included in the cost of the respective acquisitions.

As described in note 6, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

"Due to related party" at December 29, 2001 and December 30, 2000 includes management fees to BRS.

(12)  COMMITMENTS AND CONTINGENCIES

      On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and is cooperating with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. Both firms have submitted their findings to the NJDEP along with recommendations for no further action. The Company is awaiting the NJDEP's response to those recommendations. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent as of December 29, 2001. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of December 29, 2001. At December 29, 2001, the remaining accrual related to this matter was less than $0.1 million. Future information and developments may require the Company to continually reassess the impact of this matter.

In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner was sold by one of the Company's former parents and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. The Company has submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore those defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

On December 29, 2001, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $8,714. Management believes that all such commitments will be fulfilled within one year.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First         Second          Third          Fourth
                                        Quarter        Quarter        Quarter         Quarter          Year
                                      -------------------------------------------------------------------------
         Net sales
            2001                         $71,956         88,090         84,632         87,755         332,433
            2000                         $73,394         95,767         89,080         93,175         351,416

         Gross profit
            2001                         $30,146         38,202         35,430         36,130         139,908
            2000                         $31,890         42,339         38,782         37,754         150,765

         Net income (loss)
            2001                           $ 608          1,694          1,085          2,611           5,998
            2000                          $(556)          1,144            189        (2,062)         (1,285)

                                                                     Schedule II

                        B&G FOODS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

        COLUMN A               COLUMN B                     COLUMN C                   COLUMN D           COLUMN E
                                                           ADDITIONS
                              BALANCE AT        CHARGED TO           CHARGED TO
                             BEGINNING OF       COSTS AND          OTHER ACCOUNTS     DEDUCTIONS -      BALANCE AT END
       DESCRIPTION              PERIOD           EXPENSES            - DESCRIBE        DESCRIBE           OF PERIOD
2001:
Allowance for doubtful
   accounts                     $    465          $    118                 --       $       128(a)        $    455
Environmental Reserves
                                      --          $  1,200                 --       $     1,120(b)        $     80

2000:
Allowance for doubtful
   accounts                     $    517          $    128                 --       $       180(a)        $    465

1999:
Allowance for doubtful
   accounts                     $    229          $    596                 --       $       308(a)        $    517

(a)   Represents bad-debt write-offs.

(b)   Represents payments of $870 and an insurance reimbursement of $250.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the persons who are the members of the Board of Directors or executive officers of B&G. Other officers may also be appointed to fill certain positions. Each of the directors of B&G holds office until the next annual meeting of the shareholders of B&G or until his successor has been elected and qualified.

         NAME                                   AGE               POSITION
         ----                                   ---               --------
         Leonard S. Polaner                     70                Chairman of the Board of Directors

         David L. Wenner                        52                President, Chief Executive Officer and Director

         Robert C. Cantwell                     45                Executive Vice President of Finance and Chief
                                                                  Financial Officer

         David H. Burke                         60                Executive Vice President of Sales

         James H. Brown                         59                Executive Vice President of Manufacturing

         Albert J. Soricelli                    49                Executive Vice President of Marketing and
                                                                  Strategic Planning

         Thomas Baldwin                         43                Director

         William F. Callahan III                60                Director

         James R. Chambers                      44                Director

         Nicholas B. Dunphy                     53                Director

         Alfred Poe                             52                Director

         Stephen C. Sherrill                    48                Director

      LEONARD S. POLANER, CHAIRMAN OF THE BOARD: Leonard Polaner has been Chairman of the Board of B&G since March 1993 when the Polaner business was sold to International Home Foods, Inc. Prior to that time, Mr. Polaner was President and Chief Executive Officer of B&G, positions which he had assumed upon joining the Company in 1986. Mr. Polaner began his career in the food products industry in 1956 when, after earning his Masters Degree from Harvard Business School, he joined Polaner, a family-run business. He has been active in many industry trade groups, including the New York

Preservers Association, where he served as President, and the International Jelly and Preservers Association, organizations in which he served as President and as a member of the Board of Directors, respectively.

      DAVID L. WENNER, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR: David Wenner is the President and Chief Executive Officer of the Company, positions he has held since March 1993, and has been a Director of the Company since August 1997. Mr. Wenner joined B&G in 1989 as Assistant to the President and was directly responsible for the Company's distribution and Bloch & Guggenheimer operations. In 1991, he was promoted to Vice President. He continued to be responsible for distribution and assumed responsibility for all company operations. Prior to joining B&G, Mr. Wenner spent 13 years at Johnson & Johnson in supervision and management positions responsible for manufacturing, maintenance and purchasing. Mr. Wenner is active in industry trade groups and has served as President of Pickle Packers International.

      ROBERT C. CANTWELL, EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER: Robert Cantwell is the Executive Vice President of Finance and Chief Financial Officer of B&G. Mr. Cantwell joined the Company in 1983 as the Assistant Vice President of Finance. In that position, Mr. Cantwell had responsibility for all financial reporting, including budgeting. Mr. Cantwell was promoted to his current position in 1991, assuming full responsibility for all financial matters, as well as management information systems, data processing, administration and corporate human resources. Prior to joining the Company, Mr. Cantwell spent four years at Deloitte & Touche, where he received accreditation as a Certified Public Accountant.

      DAVID H. BURKE, EXECUTIVE VICE PRESIDENT OF SALES: David Burke is the Executive Vice President of Sales of the Company. Mr. Burke has an extensive background with major consumer products companies. His experience includes eight years with Procter & Gamble in sales and sales management and 12 years at Quaker Oats, where he was a Regional Sales Manager and later the director of Broker Sales. Mr. Burke also spent four years with Pet Inc. as Vice President for their frozen foods business. Mr. Burke joined B&G in 1990 as Vice President of Sales and was and continues to be responsible for sales of all B&G brands.

      JAMES H. BROWN, EXECUTIVE VICE PRESIDENT OF MANUFACTURING: James Brown is the Executive Vice President of Manufacturing and has 28 years of experience in manufacturing with B&G and Polaner. Mr. Brown has been responsible for all manufacturing at the Roseland facility since 1981. In 1994, he assumed responsibility for B&G's other manufacturing facilities. Prior to joining Polaner in 1972, Mr. Brown worked at Kraft Foods for two years as a project engineer and spent four years in the U.S. Navy.

      ALBERT J. SORICELLI, EXECUTIVE VICE PRESIDENT OF MARKETING & STRATEGIC
PLANNING: Prior to joining B&G in 2000, Mr. Soricelli held various executive positions in the food and consumer products industry. Mr. Soricelli spent 18 years at American Home Foods in Madison, New Jersey where he held the position of Senior Vice President/General Manager. More recently, Mr. Soricelli served as President of Nice Pak Products, in

Orangeburg, New York, a baby and wet wipe consumer product company. As Executive Vice President of Marketing & Strategic Planning for B&G, Mr. Soricelli is responsible marketing, acquisitions, and divestitures.

      THOMAS J. BALDWIN, DIRECTOR: Thomas Baldwin has been a Director of B&G since 1997. Since March 2000, Mr. Baldwin has been a Managing Director of BRS. From 1995 until February 2000, Mr. Baldwin was the Chief Executive Officer and a founding stockholder of Christmas Corner, Inc., a specialty retail chain that owns and operates seasonal Christmas stores. From 1990 until 1995, Mr. Baldwin was a Managing Director of the leveraged buyout firm Invus Group, Ltd.

      WILLIAM F. CALLAHAN III, DIRECTOR: William Callahan has been a Director of B&G since B&G acquired Maple Grove Farms of Vermont, Inc. in 1998. Prior to that, Mr. Callahan was the Chief Executive Officer and owner of Maple Grove Farms of Vermont, Inc. Mr. Callahan began his career in the specialty foods business in 1975 when he acquired Maple Grove Farms of Vermont, Inc.. Prior to such acquisition, Mr. Callahan was Vice President, Sales of Blyth, Eastman, Dillon and Co. in New York and a trial attorney for the U.S. Securities and Exchange Commission in New York. Mr. Callahan is a graduate of Georgetown University and the Boston University Law School. He is a member of the State of Vermont Chamber of Commerce, a member of the Vermont Maple Industry Council and the State of Vermont Agriculture Commissioner's Task Force.

      JAMES R. CHAMBERS, DIRECTOR: James Chambers has been a director since 2001. Mr. Chambers is President and Chief Executive Officer of Paxonix, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. He was Chairman, Chief Executive Officer and President of Netgrocer, Inc. from 2000 to 2001. Prior to that, Mr. Chambers was Group President of Information Resources, Inc. from 1998 to 1999. From 1981 through 1997, Mr. Chambers held various positions with Nabisco, Inc., including President, Refrigerated Foods, Senior Vice President of Sales and Distribution and Vice President, Chief Information Officer.

      NICHOLAS B. DUNPHY, DIRECTOR: Nicholas Dunphy is a Managing Partner of Canterbury Capital II, LLC, with more than 20 years' business and investment banking experience. Prior to co-founding Canterbury Capital II, LLC, in 1996, he was a managing director and founding partner of Barclays Mezzanine Group. Before joining Barclays in 1980, Mr. Dunphy qualified as a Chartered Accountant in Canada and subsequently spent five years with Toronto Dominion Bank. Mr. Dunphy earned a B.Sc. from Manchester University in England and a Masters in Business Administration from York University in Canada.

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

      STEPHEN C. SHERRILL, DIRECTOR: Since its formation in 1995, Stephen Sherrill has been a Managing Director of BRS. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 until 1994. Prior to that, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Doane Pet Care Enterprises, Inc., Health Plus Corporation and Alliance Laundry Systems LLC.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2001, 2000 and 1999 paid to the Company's five most highly compensated Executive Officers who were serving as such at December 29, 2001.

                                                           SUMMARY COMPENSATION TABLE
                                                              ANNUAL COMPENSATION
                                                              -------------------
            NAME AND                                                                           LONG-TERM              ALL OTHER
       PRINCIPAL POSITION            YEAR          SALARY         BONUS(1)      OTHER(2)    COMPENSATION(3)        COMPENSATION(4)
       ------------------            ----          ------         --------      --------    ---------------        ---------------
   David L. Wenner                    2001         274,471         275,000       10,000           --                   11,900
     President and Chief              2000         257,069              --       10,000           --                   11,900
     Executive Officer                1999         240,981         137,600       10,000           --                   11,200
                                                                                                  --
   Robert C. Cantwell                 2001         214,586         159,600       10,000           --                   11,900
     Executive Vice President         2000         201,357              --       10,000           --                   11,900
     of Finance and Chief             1999         192,289          73,350       10,000           --                   11,200
     Financial Officer

   David H. Burke                     2001         209,596         147,000       10,000           --                   11,900
     Executive Vice President         2000         196,675              --       10,000           --                   11,900
     of Sales                         1999         192,289          73,600       10,000           --                   11,200

   Albert J. Soricelli                2001         199,423         140,000       10,000          700                   11,900
     Executive Vice President         2000         135,264              --        4,615           --                    8,000
     of Marketing and Strategic       1999              --              --           --           --                       --
     Planning

   James H. Brown                     2001         179,654         133,000       12,350           --                   11,900
     Executive Vice President         2000         170,117              --       10,850           --                   11,900
     of Manufacturing                 1999         167,520          63,100       10,850           --                   11,200

----------

(1)   Includes annual bonus earned under the Company's Annual Bonus Plan.

(2)   Includes personal use of a Company automobile or automobile allowances.

(3)   Number of shares of common stock underlying options.

(4) Includes the Company's matching contributions to the 401(k) Plan and contributions to the Company's Pension Plan.

DIRECTOR COMPENSATION AND ARRANGEMENTS

      Directors of the Company receive compensation for their services as directors in the amount of $1,000 to $2,000 per meeting of the Board of Directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ANNUAL BONUS PLAN

      The Company maintains an Annual Bonus Plan that provides for annual incentive awards to be made to key executives upon the Company's attainment of pre-set annual financial objectives. The amount of the annual award to each executive is based upon a percentage of the executive's annualized base salary. Awards are paid in cash in a lump sum following the close of each plan year. The plan provides for forfeiture of proration of awards in the event of certain circumstances such as the executive's promotion or demotion, death, retirement or resignation.

STOCK OPTION PLAN

      In order to attract, retain and motivate selected employees and officers of the Company, Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan (the "Option Plan") for the Company and its subsidiaries' key employees. The Option Plan authorizes for grant to key employees and officers options for up to 6,700 shares of common stock of B&G Foods Holdings. The Option Plan authorizes Holdings to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The plan provides that it may be administered by Holdings' Board of Directors or a committee designated by Holdings' Board of Directors. Holdings' Board of Directors has designated a committee comprised of Stephen C. Sherrill and Thomas Baldwin. Options granted under the Option Plan will be exercisable in accordance with the terms established by the Board of Directors. Under the Option Plan, the Board of Directors determines the exercise price of each option granted, which in the case of incentive stock options cannot be less than fair market value. Options will expire on the date determined by the Board of Directors, which may not be later than the tenth anniversary of the date of grant. During fiscal year 2001, options to purchase 700 shares of common stock of B&G Foods Holdings were granted to Albert Soricelli. No other options were granted during fiscal 2001. As of February 22, 2002, options to purchase 6,625 shares of common stock of B&G Foods Holdings had been granted since the inception of the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors of the Company has appointed a Compensation Committee comprised of Mr. Sherrill and Mr. Baldwin. Mr. Sherrill is a former officer of the Company, although he received no compensation in such capacity. Mr. Baldwin is not and has not been an officer of B&G. Each of Mr. Sherrill and Mr. Baldwin is a principal of BRS.

EMPLOYMENT AGREEMENTS

      The Company does not have any employment agreements.

401(K) PLAN

      The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with B&G. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 17% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($10,500 in 2001). The Company makes a 50% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

PENSION PLAN

                                                              ESTIMATED ANNUAL PENSION
                                       -----------------------------------------------------------------------
                                                                 (YEARS OF SERVICE)

                 REMUNERATION               15            20             25            30             35
         -----------------------------------------------------------------------------------------------------
                $  40,000               $  4,667       $  6,223      $  7,779        $  9,335      $ 10,890
                   60,000               $  8,117       $ 10,823      $ 13,529        $ 16,235      $ 18,940
                   80,000               $ 11,567       $ 15,423      $ 19,279        $ 23,135      $ 26,990
                  100,000               $ 15,017       $ 20,023      $ 25,029        $ 30,035      $ 35,040
                  120,000               $ 18,467       $ 24,623      $ 30,779        $ 36,935      $ 43,090
                  140,000               $ 21,917       $ 29,223      $ 36,529        $ 43,835      $ 51,140
                  160,000               $ 25,367       $ 33,823      $ 42,279        $ 50,735      $ 59,190

      Benefits under the plans are calculated generally under a formula of 0.75% of final average earnings multiplied by service plus 0.4% of final average earnings in excess of covered compensation multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan limited to $160,000 as required by Section 401(a)(17) of the Code. As of December 29, 2001, the years of credited service for each of the Named Executive Officers were: Mr. Wenner, 12; Mr. Cantwell, 18; Mr. Burke, 11; Mr. Brown, 14; and Mr. Soricelli, 2.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      B&G is a wholly owned subsidiary of Holdings. The following table sets forth information as of February 22, 2002 with respect to the beneficial ownership of Holdings' common stock and preferred stock by:

      o     each person or entity who owns five percent or more of Holdings,

      o     each director of the Company,

      o     the executive officers named in the summary compensation table, and

      o     all of the directors and officers of the Company as a group.

Unless otherwise specified, all shares are directly held.

      Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of stock held by him. Shares subject to options currently exercisable or exercisable within 60 days of February 22, 2002 and not subject to repurchase on that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

                                                                     NUMBER AND PERCENT OF SHARES
                                                                     ----------------------------

NAME OF BENEFICIAL OWNER               COMMON STOCK          SERIES A PREFERRED      SERIES B PREFERRED    SERIES C PREFERRED
------------------------               ------------          ------------------      ------------------    ------------------
Bruckmann, Rosser, Sherrill & Co.,        100,021.48               18,774.99             12,310.54                5,000.00
    L.P. (1)(2)                                83.3%                   92.3%                100.0%                   20.0%
    Two Greenwich Plaza
    Suite 100
    Greenwich, CT 06830

Canterbury Mezzanine Capital II,            9,857.92                      --                    --               15,000.00
    L.P. (3) (4)                                8.5%                                                                 60.0%
    600 Fifth Avenue
    23rd Floor
    New York, NY 10020

The CIT Group/Equity Investments,           3,285.97                      --                    --                5,000.00
    Inc. (5)                                    3.0%                                                                 20.0%
    650 CIT Drive
    Livingston, NJ  07039

Leonard S. Polaner (6)                         3,000                     145                    --                      --
                                                2.8%                       *

David L. Wenner (6)                            3,000                      20                    --                      --
                                                2.8%                       *

David H. Burke (6)                             3,000                      20                    --                      --
                                                2.8%                       *

James H. Brown (6)                             3,000                      20                    --                      --
                                                2.8%                       *

Robert C. Cantwell (6)                         3,000                      20                    --                      --
                                                2.8%                       *

Albert J. Soricelli (6)                        3,000                      20                    --                      --
                                                2.8%                       *

Thomas J. Baldwin (6)(7)                         500                      20                    --                      --
                                                   *                       *

Alfred Poe (6)                                   500                  110.44                    --                      --
                                                   *                       *

William F. Callahan III (6)                    1,450                1,050.94                    --                      --
                                                1.4%                    5.2%

James R. Chambers (6)                             --                      --                    --                      --

Stephen C. Sherrill (6)(7)(8)               1,958.69                  367.59                241.32                   98.01
                                                1.9%                    1.8%                  2.0%                       *

                                                                     NUMBER AND PERCENT OF SHARES
                                                                     ----------------------------

NAME OF BENEFICIAL OWNER                COMMON STOCK         SERIES A PREFERRED      SERIES B PREFERRED    SERIES C PREFERRED
------------------------                ------------         ------------------      ------------------    ------------------
Nicholas B. Dunphy (9)(10)                        --                      --                    --                      --

All directors and officers as a            22,408.69                1,793.97                241.32                   98.01
group (12 persons) (7)(9)                      21.5%                    8.8%                  2.0%                       *

----------

*      Less than 1%

(1) Includes shares held by certain other entities and individuals affiliated with BRS. BRS disclaims beneficial ownership of such shares. BRS is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership and the manager of which is BRS & Co. The sole general partner of BRS Partners, Limited Partnership is BRSE Associates, Inc. Stephen C. Sherrill and Thomas J. Baldwin are stockholders of BRS & Co. and BRSE Associates, Inc. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares.

(2) Includes warrants to purchase 15,021.58 shares of Common Stock, exercisable within 60 days of February 22, 2002, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(3) Canterbury Mezzanine Capital II, L.P. is a limited partnership, the sole general partner of which is Canterbury Capital II, LLC. Nicholas B. Dunphy holds a minor membership interest in Canterbury Mezzanine and a membership interest in Canterbury Capital and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Canterbury Mezzanine. Mr. Dunphy disclaims beneficial ownership of any such shares.

(4) Includes warrants to purchase 9,857.92 shares of Common Stock, exercisable within 60 days of February 22, 2002, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(5) Includes warrants to purchase 3,285.97 shares of Common Stock, exercisable within 60 days of February 22, 2002, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(6) The address of such person is c/o B&G Foods, Inc., 4 Gatehall Drive, Suite 110, Parsippany, New Jersey, 07054.

(7) With respect to Mr. Sherrill and Mr. Baldwin, directors of the Company, excludes shares held by BRS and certain other entities and individuals affiliated with BRS, of which shares Mr. Sherrill and Mr. Baldwin disclaim beneficial ownership.

(8) Includes warrants to purchase 294.46 shares of Common Stock, exercisable within 60 days of February 22,2002, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(9) With respect to Mr. Dunphy, a director of the Company, excludes shares held by Canterbury Mezzanine, of which shares Mr. Dunphy disclaims beneficial ownership.

(10) The address of Mr. Dunphy is c/o Canterbury Mezzanine Capital II, L.P., 600 Fifth Avenue, 23rd Floor, New York, New York 10020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

      STOCKHOLDERS AGREEMENT. BRS, Canterbury Mezzanine Capital II, L.P. ("Canterbury"), The CIT Group/Equity Investments, Inc. ("CIT"), certain entities and individuals affiliated with BRS (the "BRS Investors"), Canterbury (the "Canterbury Investors") and CIT (the "CIT Investors"), and certain members of the Company's Board of Directors and executive officers (collectively, the "Management Stockholders") are parties to that certain Amended and Restated Securities Holders Agreement, dated as of December 22, 1999 (the "Securities Holders Agreement"). A copy of the Securities Holders Agreement is available upon request to the Company.

      The Securities Holders Agreement contains provisions that may restrict the ability of B&G's Board of Directors and executive officers from transferring any Holdings common stock or preferred stock except pursuant to the terms of the Securities Holders Agreement. If the Board of Directors of Holdings and holders of more than 50% of Holdings' common stock approve the sale of Holdings or its subsidiaries, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell his or her common stock and preferred stock on the terms and conditions approved by the Board of Directors of Holdings and the holders of a majority of the common stock then outstanding. The Securities Holders Agreement also provides for additional restrictions on transfer of the common stock and preferred stock by the Company's executive officers, including the right of Holdings to purchase any and all common stock and preferred stock held by the Company's executive officers upon termination of their employment prior to March 27, 2002, at a formula price, and the grant of a right of first refusal in favor of Holdings in the event an executive officer elects to transfer such common stock or preferred stock.

      REGISTRATION RIGHTS AGREEMENT. BRS, the BRS Investors and the Management Stockholders are parties to a Registration Rights Agreement pursuant to which Holdings has granted registration rights to the stockholders of Holdings with respect to its common stock. Under the Registration Rights Agreement, Holdings has granted to BRS, the BRS Investors, Canterbury, the Canterbury Investors, CIT, the CIT Investors, two demand registration rights with respect to the shares of common stock held by them. All of the stockholders party to the Registration Rights Agreement have the right to participate, or "piggy-back," in certain registrations initiated by Holdings.

BRUCKMANN, ROSSER, SHERRILL & CO., INC. MANAGEMENT AGREEMENT AND TRANSACTION SERVICES AGREEMENT

      The Company and Holdings are parties to a management services agreement (the "BRS Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of BRS, pursuant to which BRS & Co. is paid $500,000 per annum for management, business and organizational strategy and merchant and investment banking services rendered to the Company and Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of the Company's products, development of business plans, the structure of the Company's debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the BRS Management Agreement is restricted by the terms of the indenture governing the notes and the indenture governing the Company's existing 9 5/8% senior subordinated notes due 2007. The Company and BRS also are parties to a transaction services agreement pursuant to which BRS will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS in connection with acquisitions, divestitures and financings by the Company, which fee will not exceed 1.0% of the total transaction value.

ROSELAND LEASE

      B&G's subsidiary, Roseland Distribution Company, is party to a lease for its Roseland facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, B&G's Chairman, is the general partner. The Company pays $59,583 per month in rent to 426 Eagle Rock Avenue Associates pursuant to the Roseland lease. In the opinion of management, the terms of the Roseland lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   (1)   FINANCIAL STATEMENTS.

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.

            Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

            Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

            Notes to Consolidated Financial Statements.

            (2)   FINANCIAL STATEMENT SCHEDULE.

            Valuation and Qualifying Accounts.

      (b)   REPORTS ON FORM 8-K:

            None.

      (c)   EXHIBITS

EXHIBIT NO.                           DESCRIPTION
----------- --------------------------------------------------------------------

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

            Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.13        Intentionally omitted.

3.14        Intentionally omitted.

3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.16        Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company).
            (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.2        Purchase Agreement dated August 6, 1997 among the Company, the

            Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3        Intentionally omitted.

10.4        Intentionally omitted.

10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.8        Intentionally omitted.

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

                                          B&G FOODS, INC.


                                          By: /s/ David L. Wenner
                                              --------------------------
                                              David L. Wenner
                                              Chief Executive Officer

Date: February 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                                  TITLE                                 DATE
-----------------------------------     --------------------------------------     -----------------
/s/ Leonard S. Polaner                  Chairman of the Board of                   February 22, 2002
-----------------------------------       Directors
Leonard S. Polaner

/s/ David L. Wenner                     President, Chief Executive Officer and     February 22, 2002
-----------------------------------       Director (Principal Executive
David L. Wenner                           Officer)

/s/ Robert C. Cantwell                  Executive Vice President of Finance and    February 22, 2002
-----------------------------------       Chief Financial Officer (Principal
Robert C. Cantwell                        Financial and Accounting Officer)

/s/ Thomas Baldwin                      Director                                   February 22, 2002
-----------------------------------
Thomas Baldwin

/s/ William F. Callahan III             Director                                   February 22, 2002
-----------------------------------
William F. Callahan III

/s/ Alfred Poe                          Director                                   February 22, 2002
-----------------------------------
Alfred Poe

/s/ Nicholas B. Dunphy                  Director                                   February 22, 2002
-----------------------------------
Nicholas B. Dunphy

/s/ Stephen C. Sherrill                 Director                                   February 22, 2002
-----------------------------------
Stephen C. Sherrill

/s/ James R. Chambers                   Director                                   February 22, 2002
-----------------------------------
James R. Chambers

                                INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
----------- --------------------------------------------------------------------

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

2.4 Stock Purchase Agreement, dated as of January 17, 2001, by and among Nonni's Food Company, Inc., B&G Foods, Inc. and Burns & Ricker, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2 to the Company's Report on Form 8-K filed January 30, 2001 and incorporated herein by reference)

3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.3 Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.5         Intentionally omitted.

3.6         Intentionally omitted.

3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.13        Intentionally omitted.

3.14        Intentionally omitted.

3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.16        Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company).
            (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

4.2 Form of the Company's 9% Senior Notes due 2007. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as
            Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3        Intentionally omitted.

10.4        Intentionally omitted.

10.5 Amended and Restated Jams Manufacturing Agreement dated as of March 3, 1997 by and between Roseland Manufacturing, Inc., and International Home Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.6 Sales and Distribution Agreement dated as of March 19, 1993 by and between M. Polaner, Inc. and DSD, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.7 Spices Supply Agreement dated as of March 19, 1993 by and between Bloch & Guggenheimer, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to Amendment No. 2 to Registration Statement No. 333-39813 on February 4, 1998 and incorporated herein by reference).

10.8        Intentionally omitted.

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