Form 10-Q
period 2002-03-30
B&G FOODS INC
filed 2002-05-13
CIK 1049172

As filed with the Securities and Exchange Commission on May 13, 2002

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



   (Mark one)      Quarterly Report Pursuant to Section 13 or 15(d)
      [ ]                 of the Securities Exchange Act of 1934

                     For the quarterly period ended March 30, 2002

                                       or


                    Transition Report Pursuant to Section 13 or 15(d)
      [ ]                of the Securities Exchange Act of 1934

                       For the transition period from to _________.

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


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

         As of May 13, 2002, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

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

                Consolidated Statements of Income............................................................2

                Consolidated Statements of Cash Flows........................................................3

                Notes to Consolidated Financial Statements...................................................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk.............................................................................16

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................................17

         Item 2.    Changes in Securities and Use of Proceeds...............................................17

         Item 3.    Defaults Upon Senior Securities.........................................................17

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................17

         Item 5.    Other Information.......................................................................17

         Item 6.    Exhibits and Reports on Form 8-K........................................................18
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits..................................................................................24




                                                      (i)

                                                 PART I
                                         FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    B&G Foods, Inc. and Subsidiaries
                                      Consolidated Balance Sheets
                             (dollars in thousands, except per share data)

                   Assets                                        March 30, 2002      December 29, 2001
                                                                 --------------      -----------------
                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                                  $        8,816      $    15,055
      Trade accounts receivable, net                                     17,073           21,621
      Inventories                                                        67,265           66,142
      Prepaid expenses                                                    2,274            1,790
      Deferred income taxes                                               1,672            1,672
                                                                 -------------------------------
           Total current assets                                          97,100          106,280

Property, plant and equipment, net                                       36,846           36,431
Goodwill, net                                                           112,319          112,319
Intangible assets, net                                                  162,781          162,781
Other assets                                                             10,932            8,195
                                                                 -------------------------------

                                                                 $      419,978      $   426,006
                                                                 ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                     $          580      $    17,436
      Trade accounts payable                                             16,776           21,256
      Accrued expenses                                                   12,699           17,494
      Due to related party                                                   83              208
                                                                 -------------------------------
           Total current liabilities                                     30,138           56,394

Long-term debt                                                          287,023          271,839
Deferred income taxes                                                    36,713           34,701
Other liabilities                                                           250              236
                                                                 -------------------------------
           Total liabilities                                            354,124          363,170

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital56,392                                         56,392
Retained earnings                                                         9,462            6,444
                                                                 -------------------------------
           Total stockholder's equity                                    65,854           62,836
                                                                 -------------------------------

                                                                 $      419,978      $   426,006
                                                                 ===============================

                            See notes to consolidated financial statements.


                                  B&G Foods, Inc. and Subsidiaries
                                        Statements of Income
                                       (dollars in thousands)
                                            (Unaudited)

                                                                       Thirteen Weeks Ended
                                                              March 30, 2002        March 31, 2001
                                                              --------------        --------------

Net sales...............................................      $       66,210        $       61,399
Cost of good sold.......................................              45,505                41,810
                                                              --------------        --------------

         Gross profit...................................              20,705                19,589

Sales, marketing and distribution expenses..............               7,900                 7,864
General and administrative expenses.....................               1,278                 3,499
Management fees - related party.........................                 125                   125
Environmental clean-up..................................                   -                 1,100
                                                              --------------        --------------

         Operating income...............................              11,402                 7,001

Other expense:
         Gain on sale of assets.........................                   -                (3,112)
         Interest expense...............................               6,372                 8,513
                                                              --------------        --------------

         Income before income tax expense...............               5,030                 1,600

Income tax expense......................................               2,012                   992
                                                              --------------        --------------

         Net income.....................................      $        3,018        $          608
                                                              ==============        ==============

                          See notes to consolidated financial statements.


                                          B&G Foods, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                               (dollars in thousands)
                                                     (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                March 30, 2002      March 31, 2001
                                                                                --------------      --------------

Cash flows from operating activities:
Net income................................................................        $      3,018         $       608
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization..........................................               1,226               3,525
   Deferred income tax expense............................................               2,012                 992
   Amortization of deferred debt issuance costs...........................                 516                 476
   Gain on sale of assets.................................................                   -              (3,112)
   Changes in assets and liabilities, net of effects of net assets sold:
         Trade accounts receivable........................................               4,548               3,909
         Inventories......................................................              (1,123)              1,121
         Prepaid expenses.................................................                (484)                (62)
         Trade accounts payable...........................................              (4,480)             (7,678)
         Accrued expenses.................................................              (4,795)             (2,355)
         Due to related party.............................................                (125)               (124)
         Other liabilities................................................                  14                  24
                                                                                  ------------         -----------
     Net cash provided by (used in) operating activities..................                 327              (2,676)

Cash flows from investing activities:
   Capital expenditures...................................................              (1,641)               (141)
   Net cash received for sale of assets...................................                   -              24,265
                                                                                  ------------         -----------
     Net cash (used in) provided by investing activities..................              (1,641)             24,124

Cash flows from financing activities:
   Payments of long-term debt.............................................            (100,438)            (29,330)
   Proceeds from issuance of long-term debt...............................              98,760                   -
   Payments of debt issuance costs........................................              (3,247)                  -
                                                                                  ------------         -----------
     Net cash used in financing activities................................              (4,925)            (29,330)

                                                                                  ------------         -----------
     Decrease in cash and cash equivalents................................              (6,239)             (7,882)

Cash and cash equivalents at beginning of period..........................              15,055              13,433
                                                                                  ------------         -----------

Cash and cash equivalents at end of period................................        $      8,816         $     5,551
                                                                                  ============         ===========

Supplemental disclosure of cash flow information - Cash paid for:
     Interest.............................................................        $      9,821         $     1,711
     Income taxes.........................................................        $        279         $        42
                                   See notes to consolidated financial statements.

                                                         3

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 30, 2002 and the results of their operations and their cash flows for the thirteen week periods ended March 30, 2002 and March 31, 2001.

         The results of operations for the thirteen week period ended March 30, 2002 is not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Emerging Issues Task Force (EITF) has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. The Company previously recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. The Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus for the thirteen week period ended March 31, 2001 was $0.3 million. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statement of operations resulting in a reduction of sales and gross margins, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. The Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses for the thirteen week period ended March 31, 2001 were $10.3 million.

         The following table reclassifies prior period amounts as if the two aforementioned new EITF consensuses had been implemented effective December 31, 2000:

                                                       Thirteen weeks ended            Year ended
                                                         March 31, 2001             December 29, 2001
                                                      As Filed  Reclassified     As Filed  Reclassified
                                                      --------  ------------     --------  ------------
Sales                                                  $71,956    $61,399        $332,433    $279,779
Gross profit                                            30,146     19,589         139,908      87,254
Sales, marketing and distribution expenses              18,421      7,864          87,576      34,922

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported as separate from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

         The Company adopted the provisions of Statement No. 141 on June 30, 2001, and adopted the provisions of Statement No. 142 effective as of December 30, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in fiscal 2001 in the same manner permitted prior to the adoption of Statement No. 142.

         In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires the Company to perform an assessment, for each reporting unit, as to whether there is an indication that goodwill is impaired as of the date of adoption by the Company of the provisions of Statement No.
142. Management believes the Company has one reporting unit. The Company has up to six months from the date of adoption of the provisions of Statement No. 142 to determine the fair value of its reporting unit and to compare such value to the reporting unit's carrying amount. If, upon such determination, the reporting unit's carrying amount exceeds its fair value, the Company will be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which are required to be measured as of the date of adoption by the Company of the provisions of Statement No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of such adoption. Any transitional impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

         As of December 30, 2001, the Company had unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statement No.s 141 and 142. Effective as of December 30, 2001, the Company ceased the amortization of all goodwill and identifiable intangible assets having indefinite useful lives. Amortization expense related to goodwill was $0.8 million and $3.1 million for the thirteen week period ended March 31, 2001 and year ended December 29, 2001, respectively. Amortization expense related to trademarks was $1.4 million and $5.4 million for the thirteen week period ended March 31, 2001 and year ended December 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, the Company has not finalized its assessment of the impact of adopting this Statement on the Company's consolidated financial statements at this time and has not determined whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based upon its initial analysis, the Company believes that the adoption of Statement No. 142 will not have a material effect on the consolidated financial statements other than the nonamortization of goodwill and other identifiable intangible assets deemed to have an indefinite useful lives effective as of December 30, 2001.

         The following table reconciles previously reported net income to net income adjusted as if the provisions of Statement No. 142 were in effect in fiscal 2001:

                                                  Thirteen weeks ended
                                                  --------------------
                                           March 30, 2002         March 31, 2001
                                           --------------         --------------

Reported net income                                $3,018                   $608
Add back:  Goodwill amortization                        -                    766
Add back:  Trademark amortization                       -                  1,367
                                                   ------                 ------

Adjusted net income                                $3,018                 $2,741
                                                   ======                 ======

         The Company accounts for its derivative and hedging transactions in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income depending on the nature of the transaction.

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company only has one interest rate swap agreement, which it entered into in March 2002, to manage its exposure to interest rate fluctuations. The Company is exposed to credit risk in the event of the inability of counter parties to perform under its outstanding derivatives contracts. However, the Company seeks to minimize such risk by entering into transactions with counter parties that are major financial institutions with high credit ratings.


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

         Business Disposition

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

(3)      Inventories

         Inventories consist of the following:

                                                          March 30, 2002       December 29, 2001
                                                          --------------       -----------------
Raw materials and packaging........................        $      16,940        $         15,035
Work in process....................................                1,659                   2,041
Finished goods.....................................               48,666                  49,066

                                                           $      67,265        $         66,142

(4)      Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at March 30, 2002 and at March 31, 2001. The outstanding balances for Term Loan A and Term Loan B at March 30, 2002 was $0 and $68,579, respectively.

         The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The additional $100,000 principal amount was used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred financing fees.

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

         On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of three-month LIBOR plus 5.65% (7.66% at March 30, 2002) on a notional amount of $100,000 expiring in June 2004 in exchange for the 9.625% fixed rate on the Notes. The fair value of this derivative instrument at March 30, 2002 was immaterial. Changes in the fair value are recorded as interest expense. As the instrument was acquired on March 21, 2002, such change in fair value at March 30, 2002 was immaterial.


(5)      Environmental Matters

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and is cooperating with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. Both firms have submitted their findings to the NJDEP along with recommendations for no further action. The Company is awaiting the NJDEP's response to such recommendations. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

         The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through March 30, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of March 30, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At March 30, 2002, the remaining accrual related to this matter was less than $0.1 million.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. The Company has submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore such defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended March 30, 2002 compared to 13 week period ended March 31, 2001.

         Net Sales. Net sales increased $4.8 million or 7.8% to $66.2 million for the thirteen week period ended March 30, 2002 (the "2002 Quarterly Period") from $61.4 million for the thirteen week period ended March 31, 2001 (the "2001 Quarterly Period"). Sales of the Company's line of Emeril's branded products, Ac'cent branded flavor enhancers, Las Palmas brands, Joan of Arc brands, Regina branded products, Trappey brands and B&M Baked Beans increased $2.6 million, $0.8 million, $0.7 million, $0.4 million, $0.3 million, $0.3 million and $0.2 million or 80.7%, 24.5%, 18.9%, 14.2%, 11.0%, 7.3% and 3.3%, respectively. These increases were partially offset by a reduction of sales, in the amount of $0.5 million, relating to the brands sold in connection with the B&R Disposition. Trade promotion spending, which is included in net sales pursuant to EITF Issue No. 00-25, expressed as a percentage of gross sales, remained constant at 16.9% for each of the 2002 Quarterly Period and the 2001 Quarterly Period.

         Gross Profit. Gross profit increased $1.1 million or 5.7% to $20.7 million for the 2002 Quarterly Period from $19.6 million in the 2001 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 31.3% for the 2002 Quarterly Period from 31.9% in the 2001 Quarterly Period, primarily due to an increase in the cost of maple syrup.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses remained constant at $7.9 million for each of the 2002 Quarterly Period and the 2001 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 11.9% in the 2002 Quarterly Period from 12.8% in the 2001 Quarterly Period.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles in the 2001 Quarterly Period and management fees) decreased $2.2 million or 61.3% to $1.4 million for the 2002 Quarterly Period from $3.6 million in the 2001 Quarterly Period. Amortization of goodwill and other intangibles with indefinite useful lives decreased from $2.1 million in the 2001 Quarterly Period to $0 in the 2002 Quarterly Period as a result of the implementation of the provisions of FASB Statement No. 142. All other general and administrative expenses collectively decreased $0.1 million in the 2002 Quarterly Period.

         Environmental   Clean-Up.  As  further  described  below,  the  Company
recorded a charge of $1.1 million in the 2001 Quarterly Period.

         Operating Income. As a result of the foregoing, operating income increased $4.4 million or 62.9% to $11.4 million for the 2002 Quarterly Period from $7.0 million for the 2001 Quarterly Period. Operating income expressed as a percentage of net sales increased to 17.2% in the 2002 Quarterly Period from 11.4% in the 2001 Quarterly Period.

         Gain of Sale of Assets. As further described in Note 2 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition in the 2001 Quarterly Period.

         Interest Expense. Interest expense decreased $2.1 million to $6.4 million for the 2002 Quarterly Period from $8.5 million in the 2001 Quarterly Period as a result of lower outstanding loan balances and lower interest rates in the 2002 Quarterly Period.

         Income Tax Expense. Income tax expense increased $1.0 million or 102.8% to $2.0 million for the 2002 Quarterly Period from $1.0 million in the 2001 Quarterly Period. The Company's effective tax rate for the 2002 Quarterly Period was 40.0% as compared to 62.0% in the 2001 Quarterly Period. The decrease in the effective rate is due to the non-amortization of goodwill and trademarks in the 2002 Quarterly Period as a result of the adoption of FASB Statement No. 142.

         Because of the highly leveraged status of the Company, earnings before severance charges, interest, taxes, depreciation, amortization, special charges and gain on sale of assets ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended March 30, 2002 and March 31, 2001 is calculated as follows (dollars in thousands):

                                                        Thirteen weeks ended
                                                        --------------------
                                              March 30, 2002      March 31, 2001
                                              --------------      --------------

Net income                                       $  3.0               $  0.6
Depreciation and amortization                       1.3                  3.5
Income tax expense                                  2.0                  1.0
Interest expense                                    6.4                  8.5
                                                 ------               ------
EBITDA                                             12.6                 13.6
Special charge-environmental clean-up               0.0                  1.1
Gain on sale of assets                              0.0                 (3.1)
                                                 ------               ------
Adjusted EBITDA                                  $ 12.6               $ 11.6
                                                 ======               ======

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $3.0 million to $0.3 million for the 2002 Quarterly Period from cash used in operating activities of $2.7 million in the 2001 Quarterly Period. The increase was due to an increase in net income and a decrease in trade accounts receivable, as a result of a decrease in days sales outstanding, which was partially offset by decreases in accrued expenses and accounts payable and an increase in inventory. Working capital at March 30, 2002 was $67.0 million, an increase of $17.1 million over working capital at December 29, 2001 of $49.9 million. The increase in working capital was primarily due to the refinancing of long term debt.

         Net cash used in investing activities for the 2002 Quarterly Period was $1.6 million as compared to net cash provided by investing activities of $24.1 million for the 2001 Quarterly Period. The net cash provided by investing activities in the 2001 Quarterly Period reflects the proceeds received from the B&R Disposition in the amount of $24.3 million. Capital expenditures during the 2002 Quarterly Period of $1.6 million included purchases of manufacturing and computer equipment and were $1.5 million above the $0.1 million in similar capital expenditures for the 2001 Quarterly Period.

         Net cash used in financing activities for the 2002 Quarterly Period was $4.9 million as compared to $29.3 million for the 2001 Quarterly Period. The net cash used by financing activities for the 2002 Quarterly Period included a payment of $38.3 million toward the remaining balance of the Term Loan A and a partial prepayment of $62.1 million toward the Term Loan B. These payments totaled $100.4 million, and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.1 million quarterly payment under Term Loan B and an additional prepayment of $4.5 million under Term Loan B. The net cash used by financing activities for the 2001 Quarterly Period included payments of $10.6 million due on the Term Loan A and $18.7 million due on the Term Loan B. These payments included a mandatory prepayment made in January 2001 of an aggregate of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition.

Acquisitions

         The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense has increased significantly as a result of additional indebtedness the Company has incurred in connection with its recent acquisitions, and will increase with any additional indebtedness the Company may incur to finance future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental Clean-Up

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and is cooperating with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. Both firms have submitted their findings to the NJDEP along with recommendations for no further action. The Company is awaiting the NJDEP's response to such recommendations. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

         The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through March 30, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of March 30, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At March 30, 2002, the remaining accrual related to this matter was less than $0.1 million.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. The Company has submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore those defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 five-year Term Loan A ("Term Loan A") and a $150,000 seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at March 30, 2002 and at March 31, 2001. The outstanding balances for Term Loan A and Term Loan B at March 30, 2002 was $0 and $68,579, respectively.

         The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The additional $100,000 principal amount was used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred financing fees.

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

         On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of three-month LIBOR plus 5.65% (7.66% at March 30, 2002) on a notional amount of $100,000 expiring in June 2004 in exchange for the 9.625% fixed rate on the Notes. The fair value of this derivative instrument at March 30, 2002 was immaterial. Changes in the fair value are recorded as interest expense. As the instrument was acquired on March 21, 2002, such change in fair value at March 30, 2002 was immaterial.

Future Capital Needs

         The Company is highly leveraged. On March 30, 2002, the Company's total long-term debt (including current installments) and stockholder's equity was $287.6 million and $65.9 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under a $60.0 million revolving credit facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $59.0 million at March 30, 2002, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

Seasonality

         Sales of a number of the Company's products tend to be seasonal. In the aggregate, however, the Company's sales are not heavily weighted to any particular quarter. The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers, olives and other related specialty items during the months of July through October, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

         The Emerging Issues Task Force (EITF) has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. The Company previously recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. The Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus for the thirteen week period ended March 31, 2001 was $0.3 million. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statement of operations resulting in a reduction of sales and gross margin, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. The Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses for the thirteen week period ended March 31, 2001 were $10.3 million.

         The following table reclassifies prior period amounts as if the two aforementioned new EITF consensuses had been implemented effective December 31, 2000:

                                                       Thirteen weeks ended            Year ended
                                                         March 31, 2001             December 29, 2001
                                                      As Filed  Reclassified     As Filed  Reclassified
                                                      --------  ------------     --------  ------------
Sales                                                  $71,956    $61,399        $332,433    $279,779
Gross profit                                            30,146     19,589         139,908      87,254
Sales, marketing and distribution expenses              18,421      7,864          87,576      34,922


         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported as separate from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

         The Company adopted the provisions of Statement No. 141 on June 30, 2001, and adopted the provisions of Statement No. 142 effective as of December 30, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in fiscal 2001 in the same manner permitted prior to the adoption of Statement No. 142.

         In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires the Company to perform an assessment, for each reporting unit, as to whether there is an indication that goodwill is impaired as of the date of adoption by the Company of the provisions of Statement No.
142. Management believes the Company has one reporting unit. The Company has up to six months from the date of adoption of the provisions of Statement No. 142 to determine the fair value of its reporting unit and to compare such value to the reporting unit's carrying amount. If, upon such determination, the reporting unit's carrying amount exceeds its fair value, the Company will be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which are required to be measured as of the date of adoption by the Company of the provisions of Statement No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of such adoption. Any transitional impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

         As of December 30, 2001, the Company had unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statement No.s 141 and 142. Effective as of December 30, 2001, the Company ceased the amortization of all goodwill and identifiable intangible assets having indefinite useful lives. Amortization expense related to goodwill was $0.8 million for the thirteen week period ended March 31, 2001. Amortization expense related to trademarks was $1.4 million for the thirteen week period ended March 31, 2001. Because of the extensive effort needed to comply with adopting Statement No. 142, the Company has not finalized its assessment of the impact of adopting this Statement on the Company's consolidated financial statements at this time and has not determined whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based upon its initial analysis, the Company believes that the adoption of Statement No. 142 will not have a material effect on the consolidated financial statements other than the nonamortization of goodwill and other identifiable intangible assets deemed to have an indefinite useful lives effective as of December 30, 2001.

         The following table reconciles previously reported net income to net income adjusted as if the provisions of Statement No. 142 were in effect in fiscal 2001:

                                                    Thirteen weeks ended
                                                    --------------------
                                             March 30, 2002       March 31, 2001
                                             --------------       --------------

Reported net income                               $3,018               $608
Add back:  Goodwill amortization                       -                766
Add back:  Trademark amortization                      -              1,367
                                                  ------             ------

Adjusted net income                               $3,018             $2,741
                                                  ======             ======

         In August, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted Statement No. 144 on December 30, 2001 and such adoption had no effect on the Company's consolidated financial statements for the thirteen weeks ended March 30, 2002.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of March 30, 2002, the Company's only variable rate borrowings were under Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 30, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $1.7 million.

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

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. The Company has submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore such defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

  EXHIBIT NO.                             DESCRIPTION
--------------    --------------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference).
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3 Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5 Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as
                  Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6 Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7               Certificate of  Incorporation  of Trappey's  Fine Foods,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9               Certificate of  Incorporation  for Bloch & Guggenheimer,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10              Bylaws  of  Bloch  &   Guggenheimer,   Inc.  (Filed  with  the
                  Securities   and

                  Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13 Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14              Bylaws of Les  Produits  Alimentaires  Jacques  Et Fils,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16              Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company).
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17              Certificate of  Incorporation  of Heritage  Acquisition  Corp.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18 Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19 Declaration of Trust of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20 Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                  4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc.,

                  Polaner,   Inc.  (f.k.a.   Roseland   Distribution   Company),
                  Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Indenture dated as of March 7, 2002 between B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of
                  Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee (Filed with the Securities and Exchange Commission as Exhibit
                  4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
4.5 Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibit 4.1 and 4.4)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4 Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                  Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit
                  10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.5 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                  Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit
                  10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.6 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and
                  certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.7 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.8              Amendment,  dated  as of May 12,  2000,  to  Revolving  Credit
                  Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.9 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as
                  Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.10             Second  Amendment,  dated as of March 5,  2002,  to  Revolving
                  Credit Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc. as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.11 Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.11 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.12 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the Securities and Exchange Commission as Exhibit
                  10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
10.13 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
12.1 Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1              Subsidiaries  of the Company and the  Additional  Registrants.
                  (Filed herewith)

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated and filed February 25, 2002 reporting the Company's intention to privately offer approximately $100 million of Senior Subordinated Notes due 2007.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 2002                  B&G FOODS, INC.

                                      By: /s/ Robert C. Cantwell
                                          --------------------------------------
                                          Robert C. Cantwell
                                          Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer and
                                          Authorized Officer)

                                INDEX TO EXHIBITS


  EXHIBIT NO.                             DESCRIPTION
--------------    --------------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference).
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3 Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5 Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as
                  Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6 Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7               Certificate of  Incorporation  of Trappey's  Fine Foods,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9               Certificate of  Incorporation  for Bloch & Guggenheimer,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10              Bylaws  of  Bloch  &   Guggenheimer,   Inc.  (Filed  with  the
                  Securities   and  Exchange   Commission  as  Exhibit  3.10  to
                  Amendment No. 1 to  Registration  Statement  No.  333-

                  39813  on  January  14,  1998  and   incorporated   herein  by
                  reference)
3.11 Certificate of Incorporation of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13 Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14              Bylaws of Les  Produits  Alimentaires  Jacques  Et Fils,  Inc.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16              Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company).
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17              Certificate of  Incorporation  of Heritage  Acquisition  Corp.
                  (Filed with the Securities and Exchange  Commission as Exhibit
                  3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18 Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19 Declaration of Trust of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20 Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                  4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc.,

                  Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Indenture dated as of March 7, 2002 between B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of
                  Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee (Filed with the Securities and Exchange Commission as Exhibit
                  4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
4.5 Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibit 4.1 and 4.4)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4 Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                  Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit
                  10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.5 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                  Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit
                  10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.6 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and
                  certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)
10.7 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

10.8              Amendment,  dated  as of May 12,  2000,  to  Revolving  Credit
                  Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.9 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as
                  Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.10             Second  Amendment,  dated as of March 5,  2002,  to  Revolving
                  Credit Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc. as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.11 Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.11 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.12 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the Securities and Exchange Commission as Exhibit
                  10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
10.13 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
12.1 Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1              Subsidiaries  of the Company and the  Additional  Registrants.
                  (Filed herewith)