Form 10-Q
period 2002-06-29
B&G FOODS INC
filed 2002-07-25
CIK 1049172

As filed with the Securities and Exchange Commission on July 25, 2002

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     (Mark one)   Quarterly Report Pursuant to Section 13 or 15(d)
         [ ]          of the Securities Exchange Act of 1934


                  For the quarterly period ended June 29, 2002


                                       or


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

         As of July 25, 2002, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

      Item 1.

           Consolidated Balance Sheets......................................1

           Consolidated Statements of Income................................2

           Consolidated Statements of Cash Flows............................3

           Notes to Consolidated Financial Statements.......................4

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............9

      Item 3.    Quantitative and Qualitative Disclosures about
                 Market Risk...............................................17

PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings.........................................19

      Item 2.    Changes in Securities and Use of Proceeds.................19

      Item 3.    Defaults Upon Senior Securities...........................19

      Item 4.    Submission of Matters to a Vote of Security Holders.......19

      Item 5.    Other Information.........................................19

      Item 6.    Exhibits and Reports on Form 8-K..........................20
                 (a)    Exhibits
                 (b)    Reports on Form 8-K

SIGNATURES

      Index to Exhibits....................................................26


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                   Assets                    June 29, 2002     December 29, 2001
                   ------                    -------------     -----------------
                                               (Unaudited)
Current assets:
      Cash and cash equivalents               $    10,579      $    15,055
      Trade accounts receivable, net               21,814           21,621
      Inventories                                  66,275           66,142
      Prepaid expenses                              3,921            1,790
      Deferred income taxes                         1,672            1,672
                                              ----------------------------
           Total current assets                   104,261          106,280

Property, plant and equipment, net                 37,860           36,431
Goodwill, net                                     112,319          112,319
Intangible assets, net                            162,781          162,781
Other assets                                       11,737            8,195
                                              ----------------------------

                                              $   428,958      $   426,006
                                              ============================

      Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt  $      433       $    17,436
      Trade accounts payable                      17,153            21,256
      Accrued expenses20,752                      17,494
      Due to related party                           208               208
                                              ----------------------------
           Total current liabilities              38,546            56,394

Long-term debt                                   282,855           271,839
Deferred income taxes 36,732                      34,701
Other liabilities                                    264               236
                                              ----------------------------
           Total liabilities                     358,397           363,170

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share    -                -
Additional paid-in capital56,392                  56,392
Retained earnings                                 14,169            6,444
                                              ----------------------------
           Total stockholder's equity             70,561           62,836
                                              ----------------------------
                                              $  428,958       $  426,006
                                              ============================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                        Consolidated Statements of Income
                             (dollars in thousands)
                                   (Unaudited)


                                                         Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                    June 29, 2002     June 30, 2001    June 29, 2002   June 30, 2001
                                                    -------------     -------------    -------------   -------------


Net sales...................................         $   77,850         $   73,092      $  144,060       $  134,491
Cost of goods sold..........................             53,576             49,888          99,081           91,698
                                                    -------------     -------------    -------------   -------------
    Gross profit............................             24,274             23,204          44,979           42,793
Sales, marketing and distribution expenses                9,439              8,417          17,339           16,281
General and administrative expenses.........              1,311              3,605           2,589            7,104
Management fees.............................                125                125             250              250
                                                    -------------     -------------    -------------   -------------
Special charge-environmental clean-up.......                  -                  -               -            1,100
    Operating income........................             13,399             11,057          24,801           18,058
Gain on sale of assets......................                  -                  -               -           (3,112)
Derivative gain.............................             (1,057)                 -          (1,057)               -
Interest expense............................              6,562              7,518          12,934           16,031
                                                    -------------     -------------    -------------   -------------
    Income before income tax expense .......              7,894              3,539          12,924            5,139
                                                          3,187              1,845           5,199            2,837
Income tax expense .........................        -------------     -------------    -------------   -------------
    Net income .............................         $    4,707         $    1,694      $    7,725       $    2,302
                                                    =============     =============    =============   =============

                See notes to consolidated financial statements.



                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                                       Twenty-six Weeks Ended
                                                                                 June 29, 2002       June 30, 2001
                                                                                 -------------       -------------

Cash flows from operating activities:
Net income................................................................         $    7,725          $    2,302
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................              2,528               7,071
   Deferred income tax expense............................................              2,031               2,837
   Amortization of deferred debt issuance costs and bond discount.........              1,199                 953
   Gain on sale of assets.................................................                  -              (3,112)
   Changes in assets and liabilities, net of effects of net assets sold:
         Trade accounts receivable........................................               (193)              4,617
         Inventories......................................................               (133)             (3,502)
         Prepaid expenses.................................................             (2,131)             (2,034)
         Other assets.....................................................             (1,023)                  -
         Trade accounts payable...........................................             (4,103)             (3,502)
         Accrued expenses.................................................              3,258                 516
         Other liabilities................................................                 28                  48
                                                                                 -------------       -------------
     Net cash provided by operating activities............................              9,186               6,194

Cash flows from investing activities:
   Capital expenditures...................................................             (3,957)             (1,173)
   Net cash received for sale of assets...................................                  -              24,090
                                                                                 -------------       -------------
     Net cash (used in) provided by investing activities..................             (3,957)             22,917

Cash flows from financing activities:
   Payments of long-term debt.............................................           (104,811)            (32,876)
   Proceeds from issuance of long-term debt...............................             98,760                   -
   Payments of debt issuance costs........................................             (3,654)                  -
                                                                                 -------------       -------------
     Net cash used in financing activities................................             (9,705)            (32,876)
                                                                                 -------------       -------------
     Decrease in cash and cash equivalents................................             (4,476)             (3,765)

Cash and cash equivalents at beginning of period..........................             15,055              13,433
                                                                                 -------------       -------------
Cash and cash equivalents at end of period................................         $   10,579        $      9,668
                                                                                 =============       =============
Supplemental disclosure of cash flow information - Cash paid for:
     Interest.............................................................         $   17,965        $     16,511
     Income taxes.........................................................         $      923        $        161

                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 29, 2002 and the results of their operations and their cash flows for the thirteen and twenty-six week periods ended June 29, 2002 and June 30, 2001.

    The results of operations for the thirteen and twenty-six week periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The Emerging Issues Task Force ("EITF") has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. During 2001, the Company recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus for the thirteen and twenty-six week periods ended June 30, 2001 was $0.4 million and $0.7 million, respectively. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statements of income resulting in a reduction of sales and gross margins, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

    In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses for the thirteen and twenty-six week periods ended June 30, 2001 were $14.6 million and $24.9 million, respectively.

    The following table summarizes the reclassifications of the prior period amounts as if the two aforementioned new EITF consensuses had been implemented effective December 31, 2000:


                                                Thirteen weeks ended      Twenty-six weeks ended
                                                   June 30, 2001               June 30, 2001
                                               As Filed  Reclassified     As Filed  Reclassified
                                               --------  ------------     --------  ------------

Sales                                           $88,090    $73,092        $160,046    $134,491
Gross profit                                     38,202     23,204          68,348      42,793
Sales, marketing and distribution expenses       23,415      8,417          41,836      16,281


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

    In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires the Company to perform an assessment, for each reporting unit, as to whether there is an indication that goodwill is impaired as of the date of adoption by the Company of the provisions of Statement No.
142. Management believes the Company has one reporting unit. The Company has up to six months from the date of adoption of the provisions of Statement No. 142 to determine the fair value of its reporting unit and to compare such value to the reporting unit's carrying amount. If, upon such determination, the reporting unit's carrying amount exceeds its fair value, the Company will be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which are required to be measured as of the date of adoption by the Company of the provisions of Statement No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of such adoption. Any transitional impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

    As of December 30, 2001, the Company had unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statement No.s 141 and 142. Effective as of December 30, 2001, the Company ceased the amortization of all goodwill and identifiable intangible assets having indefinite useful lives. Amortization expense related to goodwill was $0.8 million and $1.6 million, respectively, for the thirteen and twenty-six week periods ended June 30, 2001, respectively. Amortization expense related to trademarks was $1.3 million and $2.7 million for the thirteen and twenty-six week periods ended June 30, 2001, respectively. Based on the Company's impairment analysis, the adoption of Statement No. 142 did not have a material effect on the consolidated financial statements other than the nonamortization of goodwill and other identifiable intangible assets deemed to have indefinite useful lives effective as of December 30, 2001.

    The following table reconciles previously reported net income to net income adjusted as if the provisions of Statement No. 142 were in effect in fiscal 2001:

                                   Thirteen weeks ended  Twenty-six weeks ended
                                      June 30, 2001           June 30, 2001
                                      -------------           -------------
Reported net income                 $1,694     $1,694      $2,302      $2,302
Add back:  Goodwill amortization         -        461           -         921
Add back:  Trademark amortization        -        820           -       1,640
                                    ------     ------      ------      ------
Adjusted net income                 $1,694     $2,975      $2,302      $4,863
                                    ======     ======      ======      ======

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

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company only has one interest rate swap agreement, which it entered into in March 2002, to manage its exposure to interest rate fluctuations. The Company is exposed to credit risk in the event of the inability of counter parties to perform under its outstanding derivatives contracts. Management believes it has minimized such risk by entering into transactions with a counter party that is a major financial institution with a high credit rating.


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


(3)  Inventories

    Inventories  consist of the  following:

                                               June 29, 2002   December 29, 2001
                                               -------------   -----------------
Raw materials  and  packaging................     $  23,565       $     15,035
Work  in   process...........................         1,234              2,041
Finished goods...............................        41,476             49,066
                                               -------------   -----------------
                                                  $  66,275        $    66,142
                                               =============   =================

(4) Debt

    The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A") and a $150,000 (initial amount) seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at June 29, 2002 and at June 30, 2001. The outstanding balances for Term Loan A and Term Loan B at June 29, 2002 was $0 and $64,464, respectively.

    The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred financing fees.

    As part of a registration rights agreement dated March 7, 2002, the Company agreed to offer to exchange an aggregate principal amount of up to $220,000 of its 9.625% Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like principal amount of its Notes outstanding (the "Exchange Offer"). The terms of the Exchange Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the New Notes. The Exchange Offer was completed on June 27, 2002.

    The indentures for the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

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

    On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of three-month LIBOR plus 5.65% (7.57% at June 29, 2002) on a notional amount of $100,000 expiring in June 2004 in exchange for a fixed rate of 9.625%. The fair value of this derivative instrument at June 29, 2002 was $1,057, which is included in other assets. Because the interest rate swap does not qualify as an effective hedge, changes in the fair value are recorded in the consolidated statement of income.


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

    The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through June 29, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of June 29, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At June 29, 2002, the remaining accrual related to this matter was less than $0.1 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    13 week period ended June 29, 2002 compared to 13 week period ended June 30, 2001.

    Net Sales. Net sales increased $4.8 million or 6.5% to $77.9 million for the thirteen week period ended June 29, 2002 (the "2002 Quarterly Period") from $73.1 million for the thirteen week period ended June 30, 2001 (the "2001 Quarterly Period"). Sales of the Company's line of Emeril's branded products, B&M Baked Beans, Maple Grove Farms of Vermont products, Ac'cent branded flavor enhancers, Las Palmas brands, Underwood brands and Polaner brands increased $2.6 million, $0.6 million, $0.5 million, $0.5 million, $0.4 million, $0.4 million and $0.4 million or 59.4%, 5.1%, 5.1%, 11.8%, 11.7%, 7.4% and 4.2%, respectively. These increases were offset by a reduction of sales in B&G pickles and peppers and Joan of Arc brands in the amounts of $0.4 million and $0.3 million or 3.1% and 15.0%, respectively. All other brands accounted for an additional increase of $0.1 million or 1.5%. Trade promotion spending, which is included in net sales, expressed as a percentage of gross sales remained constant at 17.9% for both the 2002 Quarterly Period and the 2001 Quarterly Period.

    Gross Profit. Gross profit increased $1.1 million or 4.6% to $24.3 million for the 2002 Quarterly Period from $23.2 million for the 2001 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 31.2% for the 2002 Quarterly Period from 31.7% for the 2001 Quarterly Period, primarily due to an increase in the cost of maple syrup and certain co-pack items offset partially by a reduction of delivery expenses in an amount equal to 1.0% of net sales.

    Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $1.0 million or 12.1% to $9.4 million for the 2002 Quarterly Period from $8.4 million for the 2001 Quarterly Period. Such expenses expressed as a percentage of net sales increased to 12.1% in the 2002 Quarterly Period from 11.5% in the 2001 Quarterly Period. Selling expenses increased $0.3 million or 8.1% and marketing costs increased $0.9 million or 29.1%. These increases were offset by a decrease in warehousing costs of $0.2 million or 14.4%.

    General and Administrative Expenses. General and administrative expenses (including amortization of intangibles in the 2001 Quarterly Period and management fees) decreased $2.3 million or 61.5% to $1.4 million for the 2002 Quarterly Period from $3.7 million in the 2001 Quarterly Period. Amortization of goodwill and other intangibles with indefinite useful lives decreased from $2.1 million in the 2001 Quarterly Period to $0 in the 2002 Quarterly Period as a result of the implementation of the provisions of FASB Statement No. 142. All other general and administrative expenses collectively decreased $0.2 million in the 2002 Quarterly Period.

    Operating Income. As a result of the foregoing, operating income increased $2.3 million or 21.2% to $13.4 million for the 2002 Quarterly Period from $11.1 million for the 2001 Quarterly Period. Operating income expressed as a percentage of net sales increased to 17.2% in the 2002 Quarterly Period from 15.1% in the 2001 Quarterly Period.

    Derivative Gain. Income of $1.1 million was recorded in the 2002 Quarterly Period reflecting the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

    Interest Expense. Interest expense decreased $1.0 million to $6.6 million for the 2002 Quarterly Period from $7.5 million in the 2001 Quarterly Period as a result of lower outstanding loan balances and lower interest rates in the 2002 Quarterly Period.

    Income Tax Expense. Income tax expense increased $1.3 million or 72.7% to $3.2 million for the 2002 Quarterly Period from $1.9 million in the 2001 Quarterly Period. The Company's effective tax rate for the 2002 Quarterly Period was 40.4% as compared to 52.0% in the 2001 Quarterly Period. The decrease in the effective rate is due to the non-amortization of goodwill and trademarks in the 2002 Quarterly Period as a result of the adoption of FASB Statement No. 142.

    Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended June 29, 2002 and June 30, 2001 is calculated as follows (dollars in millions):

                                                    Thirteen weeks ended
                                                    --------------------
                                             June 29, 2002       June 30, 2001
                                             -------------       -------------

Net income                                      $   4.7             $    1.7
Depreciation and amortization                       1.3                  3.6
Income tax expense                                  3.2                  1.8
Interest expense                                    6.6                  7.5
EBITDA                                             15.8                 14.6
Derivative gain                                    (1.1)                 0.0
Adjusted EBITDA                                 $  14.7             $   14.6


26 week period ended June 29, 2002 compared to 26 week period ended June 30, 2001.

    Net Sales. Net sales increased $9.6 million or 7.1% to $144.1 million for the twenty-six week period ended June 29, 2002 (the "2002 Year-to-Date Period") from $134.5 million for the twenty-six week period ended June 30, 2001 (the "2001 Year-to-Date Period"). Sales of the Company's line of Emeril's branded products, Ac'cent branded flavor enhancers, Las Palmas brands, B&M Baked Beans, Maple Grove Farms of Vermont products, Underwood brands and Trappey brands increased $5.1 million, $1.3 million, $1.1 million, $0.7 million, $0.6 million, $0.4 million and $0.3 million or 68.5%, 17.6%, 15.3%, 4.6%, 3.1%, 4.7% and 4.5%, respectively. These increases were partially offset by a reduction of sales, in the amount of $0.4 million, relating to the brands sold in connection with the B&R Disposition and a reduction of sales for B&G pickles and peppers in the amount of $0.5 million or 2.2%. All other brands accounted for an additional increase of $1.0 million or 3.0%. Trade promotion spending, which is included in net sales, expressed as a percentage of gross sales remained constant at 17.3% for both the 2002 Year-to-Date Period and the 2001 Year-to-Date Period.

    Gross Profit. Gross profit increased $2.2 million or 5.1% to $45.0 million for the 2002 Year-to-Date Period from $42.8 million in the 2001 Year-to-Date Period. Gross profit expressed as a percentage of net sales decreased to 31.2% for the 2002 Year-to-Date Period from 31.8% in the 2001 Year-to-Date Period, primarily due to an increase in the cost of maple syrup and certain co-pack items offset partially by a reduction of delivery expenses in an amount equal to 0.6% of net sales.

    Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $1.1 million or 6.5% to $17.3 million for the 2002 Year-to-Date Period from $16.3 million for the 2001 Year-to-Date Period. Such expenses expressed as a percentage of net sales decreased to 12.0% in the 2002 Year-to-Date Period from 12.1% in the 2001 Year-to-Date Period. Selling expenses increased $0.7 million or 8.8% and marketing costs increased $0.7 million or 11.7%. These increases were offset by a decrease in warehousing costs of $0.3 million or 13.0%.

    General and Administrative  Expenses.  General and  administrative  expenses
(including  amortization  of  intangibles  in the 2001  Year-to-Date  Period and management fees) decreased $4.5 million or 61.4% to $2.8 million for the 2002 Year-to-Date Period from $7.4 million in the 2001 Year-to-Date Period. Amortization of goodwill and other intangibles with indefinite useful lives decreased from $4.3 million in the 2001 Year-to-Date Period to $0 in the 2002 Year-to-Date Period as a result of the implementation of the provisions of FASB Statement No. 142. All other general and administrative expenses collectively decreased $0.2 million in the 2002 Year-to-Date Period.

    Environmental Clean-Up. As further described below, the Company recorded a charge of $1.1 million in the 2001 Year-to-Date Period.

    Operating Income. As a result of the foregoing, operating income increased $6.7 million or 37.3% to $24.8 million for the 2002 Year-to-Date Period from $18.1 million for the 2001 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 17.2% in the 2002 Year-to-Date Period from 13.4% in the 2001 Year-to-Date Period.

    Gain of Sale of Assets. As further described in Note 2 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition in the 2001 Year-to-Date Period.

    Derivative  Gain.   Income  of  $1.1  million  was  recorded  for  the  2002
Year-to-Date Period to reflect the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

    Interest Expense. Interest expense decreased $3.1 million to $12.9 million for the 2002 Year-to-Date Period from $16.0 million in the 2001 Year-to-Date Period as a result of lower outstanding loan balances and lower interest rates in the 2002 Year-to-Date Period.

    Income Tax Expense. Income tax expense increased $2.4 million or 83.3% to $5.2 million for the 2002 Year-to-Date Period from $2.8 million in the 2001 Year-to-Date Period. The Company's effective tax rate for the 2002 Year-to-Date Period was 40.2% as compared to 55.2% in the 2001 Year-to-Date Period. The decrease in the effective rate is due to the non-amortization of goodwill and trademarks in the 2002 Year-to-Date Period as a result of the adoption of FASB Statement No. 142.

    Because of the highly leveraged status of the Company, earnings before derivative gain, severance charges, interest, taxes, depreciation, amortization, special charges and gain on sale of assets ("Adjusted EBITDA") is an important performance measure used by the Company and its stockholders. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the twenty-six weeks ended June 29, 2002 and June 30, 2001 is calculated as follows (dollars in millions):

                                              Twenty-six weeks ended
                                              ----------------------
                                        June 29, 2002       June 30, 2001
                                        -------------       -------------

Net income                                 $   7.7              $   2.3
Depreciation and amortization                  2.5                  7.1
Income tax expense                             5.2                  2.8
Interest expense                              13.0                 16.0
                                           -------              -------
EBITDA                                        28.4                 28.2
Special charge-environmental clean-up          0.0                  1.1
Derivative gain                               (1.1)                 0.0
Gain on sale of assets                         0.0                 (3.1)
                                           -------              -------
Adjusted EBITDA                             $ 27.3              $  26.2
                                           =======              =======


Liquidity and Capital Resources

Cash Flows

    Cash provided by operating activities increased $3.0 million to $9.2 million for the 2002 Year-to-Date Period from cash provided by operating activities of $6.2 million in the 2001 Year-to-Date Period. The increase was due primarily to an increase in net income. Working capital at June 29, 2002 was $65.7 million, an increase of $15.8 million over working capital at December 29, 2001 of $49.9 million. The increase in working capital was primarily due to the refinancing of long term debt.

    Net cash used in investing activities for the 2002 Year-to-Date Period was $4.0 million as compared to net cash provided by investing activities of $22.9 million for the 2001 Year-to-Date Period. The net cash provided by investing activities in the 2001 Year-to-Date Period reflects the proceeds received from the B&R Disposition in the amount of $24.1 million. Capital expenditures during the 2002 Year-to-Date Period of $4.0 million included purchases of manufacturing and computer equipment and were $2.8 million above the $1.2 million in similar capital expenditures for the 2001 Year-to-Date Period.

    Net cash used in financing activities for the 2002 Year-to-Date Period was $9.7 million as compared to $32.9 million for the 2001 Year-to-Date Period. The net cash used by financing activities for the 2002 Year-to-Date Period included a payment of $38.3 million toward the remaining balance of the Term Loan A and a partial prepayment of $66.2 million toward the Term Loan B. These payments totaled $104.5 million, and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.2 million quarterly payments under Term Loan B and an additional prepayment of $8.5 million under Term Loan B. The net cash used by financing activities for the 2001 Year-to-Date Period included payments of $13.9 million due on the Term Loan A and $18.9 million due on the Term Loan B. These payments included a mandatory prepayment made in January 2001 of an aggregate of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Year-to-Date Period.

Acquisitions

    The Company's liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense will increase with any additional indebtedness the Company may incur to finance future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

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

    The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through June 29, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of June 29, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At June 29, 2002, the remaining accrual related to this matter was less than $0.1 million.

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

Debt

    The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A") and a $150,000 (initial amount) seven-year Term

Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at June 29, 2002 and at June 30, 2001. The outstanding balances for Term Loan A and Term Loan B at June 29, 2002 was $0 and $64,464, respectively.

    The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred financing fees.

    As part of a registration rights agreement dated March 7, 2002, the Company agreed to offer to exchange an aggregate principal amount of up to $220,000 of its 9.625% Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like principal amount of its Notes outstanding (the "Exchange Offer"). The terms of the Exchange Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the New Notes. The Exchange Offer was completed on June 27, 2002.

    The indentures for the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

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

    On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of three-month LIBOR plus 5.65% (7.57% at June 29, 2002) on a notional amount of $100,000 expiring in June 2004 in exchange for a fixed rate of

9.625%. The fair value of this derivative instrument at June 29, 2002 was $1,057, which is included in other assets. Because the interest rate swap does not qualify as an effective hedge, changes in the fair value are recorded in the consolidated statement of income.

Future Capital Needs

    The Company is highly leveraged. On June 29, 2002, the Company's total long-term debt (including current installments) and stockholder's equity was $283.3 million and $70.6 million, respectively.

    The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $59.0 million at June 29, 2002, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

Recent Accounting Pronouncements

    The Emerging Issues Task Force ("EITF") has reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. During 2001, the Company recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus for the thirteen and twenty-six week periods ended June 30, 2001 was $0.4 million and $0.7 million, respectively. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statements of income resulting in a reduction of sales and gross margin, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

    In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses for the thirteen and twenty-six week periods ended June 30, 2001 were $14.6 million and $24.9 million, respectively.

    The following table summarizes the reclassification of the prior period amounts as if the two aforementioned new EITF consensuses had been implemented effective December 31, 2000:


                                               Thirteen weeks ended      Twenty-six weeks ended
                                                  June 30, 2001               June 30, 2001
                                              As Filed  Reclassified     As Filed  Reclassified
                                              --------  ------------     --------  ------------

Sales                                          $88,090    $73,092        $160,046    $134,491
Gross profit                                    38,202     23,204          68,348      42,793
Sales, marketing and distribution expenses      23,415      8,417          41,836      16,281


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

    In connection with the transitional goodwill impairment evaluation, Statement No. 142 requires the Company to perform an assessment, for each reporting unit, as to whether there is an indication that goodwill is impaired as of the date of adoption by the Company of the provisions of Statement No.
142. Management believes the Company has one reporting unit. The Company has up to six months from the date of adoption of the provisions of Statement No. 142 to determine the fair value of its reporting unit and to compare such value to the reporting unit's carrying amount. If, upon such determination, the reporting unit's carrying amount exceeds its fair value, the Company will be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which are required to be measured as of the date of adoption by the Company of the provisions of Statement No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of such adoption. Any transitional impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

    As of December 30, 2001, the Company had unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million, all of which will be subject to the transition provisions of Statement No.s 141 and 142. Effective as of December 30, 2001, the Company ceased the amortization of all goodwill and identifiable intangible assets having indefinite useful lives. Amortization expense related to goodwill was $0.8 million and $1.6 million, respectively, for the thirteen and twenty-six week periods ended June 30, 2001. Amortization expense related to trademarks was $1.3 million and $2.7 million for the thirteen and twenty-six week periods ended June 30, 2001. Based on the Company's impairment analysis, the adoption of Statement No. 142 did not have a material effect on the consolidated financial statements other than the nonamortization of goodwill and other identifiable intangible assets deemed to have indefinite useful lives effective as of December 30, 2001.

    The following table reconciles previously reported net income to net income adjusted as if the provisions of Statement No. 142 were in effect in fiscal 2001:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                       June 30, 2001          June 30, 2001
                                       -------------          -------------

Reported net income                  $1,694     $1,694      $2,302      $2,302
Add back:  Goodwill amortization          0        461           0         921
Add back:  Trademark amortization         0        820           0       1,640
                                     ------     ------      ------      ------

Adjusted net income                  $1,694     $2,975      $2,302      $4,863
                                     ======     ======      ======      ======

    In August, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted Statement No. 144 on December 30, 2001 and such adoption had no effect on the Company's consolidated financial statements for the thirteen and twenty-six week periods ended June 29, 2002.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of June 29, 2002, the Company's only variable rate borrowings were under Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility, and the $100,000 New Notes, which bear interest at the variable rate of three-month LIBOR plus 5.65% at June 29, 2002 pursuant to the interest rate swap agreement. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 29, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $1.7 million.

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

Item 4.   Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   EXHIBIT NO.                             DESCRIPTION
---------------  ---------------------------------------------------------------

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


(b) Reports on Form 8-K

    Current Report on Form 8-K dated and filed June 14, 2002 announcing the Company's intention to extend the expiration date for its previously announced exchange offer.

    Current Report on Form 8-K dated and filed June 19, 2002 announcing the Company's intention to extend the expiration date for its previously announced exchange offer.

    Current Report on Form 8-K dated and filed June 24, 2002 announcing the Company's intention to extend the expiration date for its previously announced exchange offer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 25, 2002        B&G FOODS, INC.

                             By: /s/ Robert C. Cantwell
                                 --------------------------------------------
                                 Robert C. Cantwell
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer and Authorized Officer)

                                INDEX TO EXHIBITS


   EXHIBIT NO.                       DESCRIPTION
---------------- --------------------------------------------------------------

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