Form 10-Q
period 2002-09-28
B&G FOODS INC
filed 2002-10-30
CIK 1049172

As filed with the Securities and Exchange Commission on October 30, 2002

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark one)       Quarterly Report Pursuant to Section 13 or 15(d)
  [ X ]               of the Securities Exchange Act of 1934


                For the quarterly period ended September 28, 2002

                                       or


                Transition Report Pursuant to Section 13 or 15(d)
  [   ]               of the Securities Exchange Act of 1934

               For the transition period from ______ to ________.

                        Commission file number 333-39813



                                B&G FOODS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                               13-3916496
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

4 Gatehall Drive, Suite 110, Parsippany, New Jersey               07054
---------------------------------------------------             ----------
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (973) 401-6500
                                                           --------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [ X ]     No   [   ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes  [   ]     No   [ X ]

         As of October 30, 2002, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

         Item 1.

                Consolidated Balance Sheets.................................1

                Consolidated Statements of Income...........................2

                Consolidated Statements of Cash Flows.......................3

                Notes to Consolidated Financial Statements..................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk............................................16

         Item 4.    Controls and Procedures................................17

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings......................................18

         Item 2.    Changes in Securities and Use of Proceeds..............18

         Item 3.    Defaults Upon Senior Securities........................18

         Item 4.    Submission of Matters to a Vote of Security Holders....18

         Item 5.    Other Information......................................18

         Item 6.    Exhibits and Reports on Form 8-K.......................19
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

         Index to Exhibits

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                   Assets                                    September 28, 2002      December 29, 2001
                                                             ------------------      -----------------
                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                                   $        9,737     $     15,055
      Trade accounts receivable, net                                      20,591           21,621
      Inventories                                                         73,695           66,142
      Prepaid expenses                                                     2,936            1,790
      Deferred income taxes                                                1,672            1,672
                                                                  -------------------------------
           Total current assets                                          108,631          106,280

Property, plant and equipment, net                                        37,813           36,431
Goodwill, net                                                            112,319          112,319
Trademarks, net                                                          162,781          162,781
Other assets                                                              10,033            8,195
                                                                  -------------------------------

                                                                  $      431,577     $    426,006
                                                                  ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                      $          403     $     17,436
      Trade accounts payable                                              24,377           21,256
      Accrued expenses                                                    15,885           17,494
      Due to related party                                                    83              208
                                                                  -------------------------------
           Total current liabilities                                      40,748           56,394

Long-term debt                                                           278,335          271,839
Deferred income taxes                                                     37,794           34,701
Other liabilities                                                            278              236
                                                                  -------------------------------
           Total liabilities                                             357,155          363,170

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,392           56,392
Retained earnings                                                         18,030            6,444
                                                                  -------------------------------
           Total stockholder's equity                                     74,422           62,836
                                                                  -------------------------------

                                                                  $      431,577     $    426,006
                                                                  ===============================

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                        Consolidated Statements of Income
                             (dollars in thousands)
                                   (Unaudited)



                                                         Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                   September 28,     September 29,   September 28,   September 29,
                                                   --------------    --------------  --------------  -------------
                                                        2002              2001            2002            2001
                                                        ----              ----            ----            ----
Net sales...................................         $   70,900        $   71,982      $  214,960      $  206,473
Cost of goods sold..........................             48,703            49,202         147,784         140,900
                                                     ----------        ----------      ----------      ----------
    Gross profit............................             22,197            22,780          67,176          65,573
Sales, marketing and distribution expenses                9,143             9,745          26,482          26,026
General and administrative expenses.........              1,063             3,489           3,652          10,593
Management fees.............................                125               125             375             375
Environmental clean-up......................                  -              (150)              -             950
                                                     ----------        ----------      ----------      ----------
    Operating income........................             11,866             9,571          36,667          27,629
Gain on sale of assets......................                  -                 -               -          (3,112)
Derivative gain.............................             (1,467)                -          (2,524)              -
Interest expense............................              6,853             7,150          19,787          23,181
                                                     ----------        ----------      ----------      ----------
    Income before income tax expense .......              6,480             2,421          19,404           7,560
Income tax expense .........................              2,619             1,336           7,818           4,173
                                                     ----------        ----------      ----------      ----------
    Net income .............................         $    3,861        $    1,085      $   11,586      $    3,387
                                                     ==========        ==========      ==========      ==========

                 See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                                       Thirty-nine Weeks Ended
                                                                                 Sep 28, 2002        Sep. 29, 2001
                                                                                 ------------        -------------
Cash flows from operating activities:
Net income................................................................         $      11,586       $       3,387
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................                 3,886              10,653
   Deferred income tax expense............................................                 3,093               4,173
   Amortization of deferred debt issuance costs and bond discount.........                 1,944               1,462
   Gain on sale of assets.................................................                     -             (3,112)
   Changes in assets and liabilities, net of effects of net assets sold:
         Trade accounts receivable........................................                 1,030               1,635
         Inventories......................................................                (7,553)            (7,356)
         Prepaid expenses.................................................                (1,146)            (1,969)
         Other assets.....................................................                    33               (400)
         Trade accounts payable...........................................                 3,121               3,016
         Accrued expenses.................................................                (1,609)            (1,850)
         Due to related parties...........................................                  (125)              (125)
         Other liabilities................................................                    42                  73
                                                                                   --------------      -------------
     Net cash provided by operating activities............................                14,302               9,587

Cash flows from investing activities:
   Capital expenditures...................................................                (5,268)            (3,358)
   Net cash received for sale of assets...................................                     -              24,090
                                                                                   --------------      -------------
     Net cash (used in) provided by investing activities..................                (5,268)             20,732

Cash flows from financing activities:
   Payments of long-term debt.............................................              (109,418)           (36,450)
   Proceeds from issuance of equity.......................................                     -                  50
   Proceeds from issuance of long-term debt...............................                98,760                   -
   Payments of debt issuance costs........................................                (3,694)                  -
                                                                                   --------------      -------------
     Net cash used in financing activities................................               (14,352)           (36,400)
                                                                                   --------------      -------------
     Decrease in cash and cash equivalents................................                (5,318)            (6,081)

Cash and cash equivalents at beginning of period..........................                15,055              13,433
                                                                                   --------------      -------------
Cash and cash equivalents at end of period................................         $       9,737              $7,352
                                                                                   ==============      =============
Supplemental disclosure of cash flow information - Cash paid for:
     Interest.............................................................         $      21,872       $      26,345
     Income taxes.........................................................         $       2,175       $         199

                 See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)



(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 28, 2002 and the results of their operations and their cash flows for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001.

         The results of operations for the thirteen and thirty-nine week periods ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Adoption of New Accounting Standards

         In 2001, the Emerging Issues Task Force ("EITF") reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise, which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. During 2001, the Company recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus for the thirteen and thirty-nine week periods ended September 29, 2001 was $0.4 million and $1.1 million, respectively. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statements of income resulting in a reduction of sales and gross margins, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses for the thirteen and thirty-nine week periods ended September 29, 2001 were $12.2 million and $37.1 million, respectively.

         The following table summarizes the reclassifications of the prior period amounts as if the two aforementioned new EITF consensuses had been implemented effective December 31, 2000:

                                                       Thirteen weeks ended      Thirty-nine weeks ended
                                                       September 29, 2001          September 29, 2001
                                                      As Filed  Reclassified     As Filed  Reclassified
                                                      --------  ------------     --------  ------------
Sales                                                  $84,632    $71,982        $244,678    $206,473
Gross profit                                            35,430     22,780         103,778      65,573
Sales, marketing and distribution expenses              22,395      9,745          64,231      26,026


         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The Company adopted the provisions of Statement No. 142 effective as of December 30, 2001.

         As required by Statement No. 142, the Company performed an assessment to determine whether goodwill of the Company was impaired as of December 30, 2001, the date of adoption by the Company of the provisions of Statement No.
142. In connection therewith, the Company determined that its operations consisted of one reporting unit. Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit's goodwill exceeds its estimated fair value. The Company determined that, as of December 30, 2001, the fair value of the goodwill of the Company's reporting unit exceeded its carrying amount, and therefore there is no indication that goodwill was impaired as of such date. Accordingly, the Company is not required to perform any further transitional impairment tests. The Company will perform its annual impairment review each fiscal year end in the future.

         As of December 30, 2001, the Company had unamortized goodwill in the amount of $112.3 million, and unamortized identifiable intangible assets (trademarks) in the amount of $162.8 million. Effective as of December 30, 2001, the Company ceased the amortization of goodwill and all trademarks having indefinite useful lives. Amortization expense related to goodwill was $0.8 million and $2.4 million, respectively, for the thirteen and thirty-nine week periods ended September 29, 2001. Amortization expense related to trademarks was $1.3 million and $4.0 million, respectively, for the thirteen and thirty-nine week periods ended September 29, 2001.

         The following table reconciles previously reported net income to net income adjusted as if the provisions of Statement No. 142 were in effect in fiscal 2001:

                                                       Thirteen weeks ended      Thirty-nine weeks ended
                                                       September 29, 2001          September 29, 2001
                                                       ------------------          ------------------

Reported net income                                        $1,085                      $3,387
Add back:  Goodwill amortization                              461                       1,382
Add back:  Trademark amortization                             820                       2,460
                                                           ------                      ------

Adjusted net income                                        $2,366                      $7,229
                                                           ======                      ======

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted Statement No. 144 on December 30,

2001 and such adoption had no effect on the Company's consolidated financial statements for the thirteen and thirty-nine week periods ended September 28, 2002.

(3)      Derivative Financial Instruments

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

(4)      Nature of Operations and Business Disposition

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

         Business Disposition

         On January 17, 2001, the Company completed the sale of its wholly-owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.1 million. The Company applied the net cash proceeds from the B&R Disposition toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. See Note 6 below.

(5)      Inventories

         Inventories consist of the following:


                                                                   September 28, 2002     December 29, 2001
                                                                   ------------------     -----------------

Raw materials and packaging...................................        $      22,683          $     15,035
Work in process...............................................                2,521                 2,041
Finished goods................................................               48,491                49,066
                                                                      -------------          ------------
                                                                      $      73,695          $     66,142
                                                                      =============          ============


(6)      Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A") and a $150,000 (initial amount) seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at September 28, 2002 and December 29, 2001. The outstanding balances for Term Loan A and Term Loan B at September 28, 2002 were $0 and $59,856, respectively.

         The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred debt issuance costs.

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

         The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2002 at 104.813% of their principal amount plus accrued and unpaid interest and Liquidated Damages, as defined, if any, beginning August 1, 2002, and thereafter at prices declining annually to 100% on or after August 1, 2005. Upon the occurrence of a Change in Control, as defined, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of repurchase. The Notes are not subject to any sinking fund requirements.

         On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company agreed to pay a variable rate of three-month LIBOR plus 5.65% on a notional amount of $100,000 in exchange for a fixed rate of 9.625%. Because the interest rate swap did not qualify as an effective hedge, changes in the fair value are recorded in the consolidated statement of income. The Company sold the interest rate swap agreement on August 7, 2002 for $2,524. Included in the consolidated statement of income are derivative gains representing the change in fair value of the interest rate swap of $1,467 and $2,524, respectively, for the thirteen and thirty-nine week periods ended September 28, 2002.

(7)      Environmental Matters

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and has cooperated with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. In September 2001, both firms submitted its findings to the NJDEP along with recommendations for no further action. To date, the Company has not received a response to such recommendations from the NJDEP. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

         The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through September 28, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of September 28, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At September 28, 2002, there was no remaining accrual related to this matter.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore such defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

Results of Operations

         13 week period ended September 28, 2002 compared to 13 week period ended September 29, 2001.

         Net Sales. Net sales decreased $1.1 million or 1.5% to $70.9 million for the thirteen week period ended September 28, 2002 (the "2002 Quarterly Period") from $72.0 million for the thirteen week period ended September 29, 2001 (the "2001 Quarterly Period"). Sales of the Company's line of Emeril's branded products, Las Palmas brands, Vermont Maid brands and Trappey brands increased $1.4 million, $0.7 million, $0.4 million and $0.2 million or 30.8%, 15.0%, 48.9% and 6.6%, respectively. These increases were more than offset by a reduction of sales in B&M Baked Beans, Polaner brands, Underwood brands and Maple Grove Farms of Vermont products in the amounts of $1.3 million, $1.0 million, $0.6 million and $0.5 million or 20.7%, 10.5%, 9.1% and 4.7%, respectively. All other brands accounted for an additional decrease of $0.4 million or 2.0%. Trade promotion spending, which is netted against net sales, expressed as a percentage of gross sales increased to 16.5% in the 2002 Quarterly Period from 16.0% in the 2001 Quarterly Period. This increase is due to incremental trade spending against the B&M Baked Beans brand.

         Gross Profit. Gross profit decreased $0.6 million or 2.6% to $22.2 million for the 2002 Quarterly Period from $22.8 million for the 2001 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 31.3% for the 2002 Quarterly Period from 31.6% for the 2001 Quarterly Period, primarily due to an increase in trade promotion spending and increased cost on certain co-pack items.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.6 million or 6.2% to $9.1 million for the 2002 Quarterly Period from $9.7 million for the 2001 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 12.9% in the 2002 Quarterly Period from 13.5% in the 2001 Quarterly Period. Marketing costs decreased $0.6 million or 20.1% and warehousing costs decreased $0.3 million or 21.1%. These decreases were partially offset by an increase in selling expenses of $0.3 million or 4.7% relating to increased sales compensation and brokerage.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles in the 2001 Quarterly Period) and management fees decreased $2.4 million or 67.1% to $1.2 million for the 2002 Quarterly Period from $3.6 million in the 2001 Quarterly Period. Amortization of goodwill and other intangibles with indefinite useful lives decreased from $2.1 million in the 2001 Quarterly Period to $0 in the 2002 Quarterly Period as a result of the implementation of the provisions of FASB Statement No. 142. All other general and administrative expenses collectively decreased $0.3 million in the 2002 Quarterly Period.

         Environmental   Clean-Up.  As  further  described  below,  the  Company
received insurance proceeds of $0.2 million in the 2001 Quarterly Period.

         Operating Income. As a result of the foregoing, operating income increased $2.3 million or 24% to $11.9 million for the 2002 Quarterly Period from $9.6 million for the 2001 Quarterly Period. Operating income expressed as a percentage of net sales increased to 16.7% in the 2002 Quarterly Period from 13.3% in the 2001 Quarterly Period.

         Derivative Gain. Income of $1.5 million was recorded in the 2002 Quarterly Period reflecting the change in the fair value of the Company's interest rate swap agreement from June 29, 2002 (the Company's second quarter end date) through the date the interest rate swap agreement was sold. See "Debt" below.

         Interest Expense. Interest expense decreased $0.3 million to $6.9 million for the 2002 Quarterly Period from $7.2 million in the 2001 Quarterly Period as a result of lower outstanding loan balances and lower interest rates in the 2002 Quarterly Period.

         Income Tax Expense. Income tax expense increased $1.3 million or 96.0% to $2.6 million for the 2002 Quarterly Period from $1.3 million in the 2001 Quarterly Period. The Company's effective tax rate for the 2002 Quarterly Period was 40.4% as compared to 55.2% in the 2001 Quarterly Period. The decrease in the effective rate is due to the non-amortization of goodwill and trademarks in the 2002 Quarterly Period as a result of the adoption of FASB Statement No. 142.

         Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization, and environmental clean-up charges ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirteen weeks ended September 28, 2002 and September 29, 2001 is calculated as follows (dollars in millions):

                                                   Thirteen weeks ended
                                                   --------------------
                                           Sept. 28, 2002       Sept. 29, 2001
                                           --------------       --------------

Net income                                     $   3.9             $    1.1
Depreciation and amortization                      1.3                  3.6
Income tax expense                                 2.6                  1.3
Interest expense                                   6.9                  7.2
                                               --------            --------
EBITDA                                            14.7                 13.2
Environmental clean-up                             0.0                 (0.2)
Derivative gain                                   (1.5)                 0.0
                                               --------            --------
Adjusted EBITDA                                $  13.2             $   13.0
                                               ========            ========


39 week period ended September 28, 2002 compared to 39 week period ended September 29, 2001.

         Net Sales. Net sales increased $8.5 million or 4.1% to $215.0 million for the thirty-nine week period ended September 28, 2002 (the "2002 Year-to-Date Period") from $206.5 million for the thirty-nine week period ended September 29, 2001 (the "2001 Year-to-Date Period"). Sales of the Company's line of Emeril's branded products, Las Palmas brands, Ac'cent branded flavor enhancers, Trappey brands, Wright's brand and Vermont Maid brands increased $6.5 million, $1.9 million, $1.3 million, $0.5 million, $0.3 million and $0.3 million or 54.3%, 15.2%, 11.0%, 5.1%, 8.7% and 11.6%, respectively. These increases were partially offset by a reduction of sales, in the amount of $0.5 million, relating to the brands sold in connection with the B&R Disposition and a reduction of sales for Polaner brands, B&G pickles and peppers and B&M Baked Beans in the amount of $0.7 million, $0.7 million and $0.6 million or 2.7%, 2.1% and 2.6%. All other brands accounted for an additional increase of $0.2 million or 0.2%. Trade promotion spending, which is netted against net sales, expressed as a percentage of gross sales increased slightly to 17.0% for the 2002 Year-to-Date Period from 16.8% in the 2001 Year-to-Date Period. This increase is due to incremental trade spending against the B&M Baked Beans brand.

         Gross Profit. Gross profit increased $1.6 million or 2.4% to $67.2 million for the 2002 Year-to-Date Period from $65.6 million in the 2001 Year-to-Date Period. Gross profit expressed as a percentage of net sales decreased to 31.3% for the 2002 Year-to-Date Period from 31.8% in the 2001 Year-to-Date Period, primarily due to an increase in the cost of maple syrup and certain co-pack items offset partially by a reduction of delivery expenses in an amount equal to 0.4% of net sales.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $0.5 million or 1.8% to $26.5 million for the 2002 Year-to-Date Period from $26.0 million for the 2001 Year-to-Date Period. Such expenses expressed as a percentage of net sales decreased to 12.3% in the 2002 Year-to-Date Period from 12.6% in the 2001 Year-to-Date Period. Selling expenses increased $0.7 million or 4.5%
relating to sales compensations and brokerage and marketing costs increased $0.4 million or 6.3%. These increases were offset by a decrease in warehousing costs of $0.6 million or 15.9%.

         General and Administrative Expenses. General and administrative expenses (including amortization of intangibles in the 2001 Year-to-Date Period) and management fees decreased $6.9 million or 63.3% to $4.0 million for the 2002 Year-to-Date Period from $11.0 million in the 2001 Year-to-Date Period. Amortization of goodwill and other intangibles with indefinite useful lives decreased from $6.4 million in the 2001 Year-to-Date Period to $0 in the 2002 Year-to-Date Period as a result of the implementation of the provisions of FASB Statement No. 142. All other general and administrative expenses collectively decreased $0.5 million in the 2002 Year-to-Date Period.

         Environmental   Clean-Up.  As  further  described  below,  the  Company
recorded a charge of $1.0 million in the 2001 Year-to-Date Period.

         Operating Income. As a result of the foregoing, operating income increased $9.0 million or 32.7% to $36.7 million for the 2002 Year-to-Date Period from $27.6 million for the 2001 Year-to-Date Period. Operating income expressed as a percentage of net sales increased to 17.1% in the 2002 Year-to-Date Period from 13.4% in the 2001 Year-to-Date Period.

         Gain of Sale of Assets. As further described in Note 2 of the consolidated financial statements, the Company recorded a $3.1 million gain on the B&R Disposition in the 2001 Year-to-Date Period.

         Derivative Gain. Income of $2.5 million was recorded for the 2002 Year-to-Date Period reflecting the change in fair value of the Company's interest rate swap agreement since the Company entered into such agreement (March 21, 2002). See "Debt" below.

         Interest Expense. Interest expense decreased $3.4 million to $19.8 million for the 2002 Year-to-Date Period from $23.2 million in the 2001 Year-to-Date Period as a result of lower outstanding loan balances and lower interest rates in the 2002 Year-to-Date Period.

         Income Tax Expense. Income tax expense increased $3.6 million or 87.3% to $7.8 million for the 2002 Year-to-Date Period from $4.2 million in the 2001 Year-to-Date Period. The Company's effective tax rate for the 2002 Year-to-Date Period was 40.3% as compared to 55.2% in the 2001 Year-to-Date Period. The decrease in the effective rate is due to the non-amortization of goodwill and trademarks in the 2002 Year-to-Date Period as a result of the adoption of FASB Statement No. 142.

         Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization, environmental clean-up charges and gain on sale of assets ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 is calculated as follows (dollars in millions):

                                                  Thirty-nine weeks ended
                                                  ------------------------
                                            Sept. 28, 2002       Sept. 29, 2001
                                            --------------       --------------

Net income                                     $   11.6             $    3.4
Depreciation and amortization                       3.9                 10.6
Income tax expense                                  7.8                  4.2
Interest expense                                   19.8                 23.2
                                               ---------            --------
EBITDA                                             43.1                 41.4
Environmental clean-up                              0.0                  0.9
Derivative gain                                    (2.5)                 0.0
Gain on sale of assets                              0.0                 (3.1)
                                               ---------            ---------
Adjusted EBITDA                                $   40.6             $   39.2
                                               =========            =========

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $4.7 million to $14.3 million for the 2002 Year-to-Date Period from cash provided by operating activities of $9.6 million in the 2001 Year-to-Date Period. The increase was due primarily to an increase in net income. Working capital at September 28, 2002 was $67.9 million, an increase of $18.0 million over working capital at December 29, 2001 of $49.9 million. The increase in working capital was primarily due to the refinancing of long-term debt described below.

         Net cash used in investing activities for the 2002 Year-to-Date Period was $5.3 million as compared to net cash provided by investing activities of $20.7 million for the 2001 Year-to-Date Period. The net cash provided by investing activities in the 2001 Year-to-Date Period reflects the proceeds received from the B&R Disposition in the amount of $24.1 million. Capital expenditures during the 2002 Year-to-Date Period of $5.3 million included purchases of manufacturing and computer equipment and were $1.9 million above the $3.4 million in similar capital expenditures for the 2001 Year-to-Date Period. The Company has budgeted approximately $6.0 million for capital expenditures for fiscal 2002.

         Net cash used in financing activities for the 2002 Year-to-Date Period was $14.4 million as compared to $36.4 million for the 2001 Year-to-Date Period. The net cash used by financing activities for the 2002 Year-to-Date Period included a payment of $38.3 million toward the remaining balance of the Term Loan A and a partial prepayment of $70.8 million toward the Term Loan B. These payments totaled $109.1 million, and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.3 million quarterly payments under Term Loan B and an additional prepayment of $13.0 million under Term Loan B. The net cash used by financing activities for the 2001 Year-to-Date Period included payments of $17.2 million due on the Term Loan A and $19.1 million due on the Term Loan B. These payments included a mandatory prepayment made in January 2001 of an aggregate of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Year-to-Date Period.

Acquisitions

         The Company's liquidity and capital resources may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flow from operations. The Company's future interest expense will increase with any additional indebtedness the Company may incur to finance future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental Clean-Up

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and has cooperated with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. In September 2001, both firms submitted its findings to the NJDEP along with recommendations for no further action. To date, the Company has not received a response to such recommendations from the NJDEP. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

         The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent on such clean-up through September 28, 2002. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all expenses relating to this matter have been incurred and paid as of September 28, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At September 28, 2002, there was no remaining accrual related to this matter.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore those defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A") and a $150,000 (initial amount) seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that will restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum indebtedness to EBITDA ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at September 28, 2002 and December 29, 2001. The outstanding balances for Term Loan A and Term Loan B at September 28, 2002 were $0 and $59,856, respectively.

         The Company has outstanding $220,000 of 9.625% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New

Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred debt issuance costs.

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

         The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2002 at 104.813% of their principal amount plus accrued and unpaid interest and Liquidated Damages, as defined, if any, beginning August 1, 2002, and thereafter at prices declining annually to 100% on or after August 1, 2005. Upon the occurrence of a Change in Control, as defined, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of repurchase. The Notes are not subject to any sinking fund requirements.

         On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company agreed to pay a variable rate of three-month LIBOR plus 5.65% on a notional amount of $100,000 in exchange for a fixed rate of 9.625%. The Company sold the interest rate swap agreement on August 7, 2002 for $2,524. Included in the consolidated statement of income are derivative gains representing the change in fair value of the interest rate swap of $1,467 and $2,524, respectively, for the thirteen and thirty-nine week periods ended September 28, 2002.

Future Capital Needs

         The Company is highly leveraged. On September 28, 2002, the Company's total long-term debt (including current installments) and stockholder's equity was $278.7 million and $74.4 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $59.0 million at September 28, 2002, and possible future debt financing will be sufficient for the foreseeable future to meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Statement No. 146 replaces EITF 94-3. The Company is required to adopt the provisions of this Statement for any exit or disposal activities initiated after December 31, 2002. As this Statement will be applied prospectively after the adoption date and will depend on future actions initiated by management, the Company cannot determine the impact, if any, that the adoption of this Statement will have on its consolidated financial statements.

Related-Party Transactions

         The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), pursuant to which BRS & Co. is paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS and its affiliates, together with members of the Company's management and Board of Directors, own B&G Foods Holding Corp., the sole stockholder of the Company. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of B&G Foods Holding Corp. The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value.

         The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

Critical Accounting Policies

         The  Securities  and Exchange  Commission  recently  issued  disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The significant accounting policies are described in Note 1 of the notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

         Management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

         Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, trade and promotional expense accruals, useful lives of certain tangible and intangibles assets, valuation allowance for deferred tax assets, and certain environmental and other accruals.

Commitments and Contractual Obligations

         Our  contractual   obligations  and  commitments   principally  include
obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:

--------------------------------------------------------------------------------
                             Payments Due by Period
--------------------------------------------------------------------------------
                                 (In thousands)

----------------------------------------- --------------- ---------------- ------------ ------------ -----------------
Contractual Obligations:
----------------------------------------- --------------- ---------------- ------------ ------------ -----------------
                                                 Total      Within 1Year     1-2 Years    3-4 Years     After 4 Years
----------------------------------------- --------------- ---------------- ------------ ------------ -----------------
Long-term debt                                  $278,738           $  403      $14,712      $29,626          $233,997
----------------------------------------- --------------- ---------------- ------------ ------------ -----------------
Operating leases                                  14,375            3,079        2,422        2,154             6,720
                                                --------           ------      -------      -------          --------
----------------------------------------- --------------- ---------------- ------------ ------------ -----------------
Total contractual cash obligations              $293,113           $3,482      $17,134      $31,780          $240,717
                                                ========           ======      =======      =======          ========
----------------------------------------------------------------------------------------------------------------------


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of September 28, 2002, the Company's only variable rate borrowings were under Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 28, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.4 million.

Item 4.  Control and Procedures

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. The Company believes that it may also have substantive defenses to the third-party complaint, and will explore such defenses if the Company is not indemnified for this liability. Nevertheless, based on the Company's understanding of the volume of waste White Cap Preserves is alleged to have sent to the site, the large number of potentially responsible parties and the size of settlements by other parties with similar volumes, the Company does not believe this liability, if any, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

99.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

99.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)      Reports on Form 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 30, 2002        B&G FOODS, INC.



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

                        CERTIFICATION BY DAVID L. WENNER
                        --------------------------------


I, David L. Wenner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of B&G Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002


/s/  David L. Wenner
-----------------------
David L. Wenner
Chief Executive Officer

                       CERTIFICATION BY ROBERT C. CANTWELL
                       -----------------------------------


I, Robert C. Cantwell, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of B&G Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002


/s/ Robert C. Cantwell
-----------------------
Robert C. Cantwell
Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

10.9 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit
               10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.10 Second Amendment, dated as of March 5, 2002, to Revolving Credit Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc. as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.11 Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings
               Corp., B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.11 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.12 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc.,
               Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the
               Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
10.13 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No.
               333-86062   on  April  11,  2002  and   incorporated   herein  by
               reference.)
99.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).