Form 10-K
period 2002-12-28
B&G FOODS INC
filed 2003-02-28
CIK 1049172

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

                   For the fiscal year ended December 28, 2002
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 333-39813

                             -----------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

         As of February 28, 2003, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

ITEM 1.  BUSINESS

I.       Company Overview

         B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high quality, shelf-stable, branded food products. In general, the Company positions its retail branded products to appeal to consumers desiring high quality and reasonably priced branded products. The Company complements its branded retail product sales with a growing food service business.

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

         On August 15, 1997, through a subsidiary, the Company acquired from E. Mcllhenny's Son Corporation all of the outstanding capital stock of JEM Brands, Inc. ("JEM") (the "Trappey's Acquisition"), the holding company of Trappey's Fine Foods, Inc. (together with JEM, "Trappey's").

         On July 17, 1998, through a subsidiary, the Company acquired all of the outstanding capital stock of Maple Grove Farms of Vermont, Inc. and related entities (the "Maple Grove Acquisition") from certain individual investors. The Maple Grove Acquisition included the Maple Grove Farms of Vermont and Up Country Naturals labels of pure maple syrup.

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

         On June 8, 2000, the Company entered into an agreement with Emeril's Food of Love Productions, LLC ("Emeril") pursuant to which the Company and Emeril agreed to create a signature line of dry grocery products which are marketed under the label Emeril's.

         On January 17, 2001, the Company completed the sale of its wholly owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's.

II.      Financial Information

         The consolidated balance sheets at December 28, 2002 and December 29, 2001 and the consolidated statements of operations and cash flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 and related notes thereto set forth the revenues from external customers, profit (or loss) and total assets of the Company. See Item 8 -- "Financial Statements and Supplementary Data."

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

         B&M. B&M is the original brand of brick-oven baked beans and has been produced since 1927. The B&M line includes a variety of baked beans and brown bread (a dense, traditional New England bread baked in the can).

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

         Emeril's. Emeril's products include a line of seasonings, salad dressings, marinades, pepper sauces, barbeque sauces and pasta sauces developed with celebrity chef Emeril Lagasse under the label "Emeril's." The Company began producing Emeril's products in 2000.

         Joan of Arc. Joan of Arc canned beans have been produced since 1895. The Joan of Arc label is used in a full range of canned beans. The best selling products under this label are kidney and chili beans. Joan of Arc products are sold nationally with its strongest sales coming in the Midwest.

         Las Palmas. Under the Las Palmas brand, which originated in 1923, the Company is a leading provider of enchilada sauce in the authentic Mexican foods segment. The Company also uses the Las Palmas brand for other canned products, such as jalapenos, green chilies and crushed tomatillos.

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

         Regina. The Regina brand includes vinegars and cooking wines. The brand, which has been in existence since 1949, is most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups. Regina's premium packaging, reputation and product quality have helped the brand to command premium pricing while outselling competitors.

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

         Up Country Naturals. The Company markets natural and organic foods, including salad dressings, marinades, maple syrup and pancake and cake mixes, under the Up Country Naturals label.

         Vermont Maid. Vermont Maid is a maple-flavored syrup sold primarily in the New England market. Vermont Maid has been in existence since 1919. The Company has reformulated the brand into a thicker, richer formula and modernized its look by introducing more appealing packaging. Vermont Maid syrup is available in two flavors, regular and lite.

         Wright's. Wright's liquid smoke, introduced in 1895, is an all-natural hickory seasoning that reproduces the flavor and aroma of hickory pit smoking in meats, chicken and fish. Wright's is manufactured by a patented process and has one primary national competitor. Since acquiring Wright's, the Company has sought to increase the brand's marketing by adding recipes and incentives on packages and display shippers. Wright's liquid smoke is also used by commercial processors to smoke hams, bacon, sausage and barbeque sauces.

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

         The Company did not export a significant amount of any of its products during the 2002, 2001 or 2000 fiscal years.

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

         During fiscal 2002, the Company's most significant competitors for its pickles and peppers products were Vlasic and Mt. Olive branded products. In addition, J.M. Smucker was and continues to be the main competitor of the Company's fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont line of syrups and salad dressings compete directly with the SpringTree brand in the pure maple syrup category but, along with B&G's Vermont Maid syrup products, also have a number of competitors in the general pancake syrup market, such as Aunt Jemima, Mrs. Buttersworth and Log Cabin. The B&M baked bean and Joan of Arc products compete with Bush's products.

         In addition, the Company's products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, B&G's shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also those products found in the refrigerated sections of grocery stores.

VI.      Customers and Seasonality

         None of the Company's customers accounted for more than 10% of the Company's net sales in fiscal 2002, fiscal 2001 or fiscal 2000.

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

IX.      Trademarks

         The Company owns 78 trademarks which are registered in the United States and 219 trademarks which are registered in foreign countries. Also, the Company has 15 trademark applications pending in the United States and in foreign countries. Examples of the Company's trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Bloch & Guggenheimer, Brer Rabbit, Joan of Arc, Maple Grove Farms of Vermont, Polaner, Regina, Underwood, Vermont Maid and Wright's. B&G considers its trademarks to be of significant importance to the Company's business.

X.       Government Regulation

         The Company's operations are subject to extensive regulation by the United States Food and Drug Administration ("FDA"), the United States Department of Agriculture and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of its products. The Company's processing facilities and products are subject to periodic inspection by federal, state and local authorities. B&G believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that B&G is in full compliance with all such laws and regulations or that B&G will be able to comply with any future laws and regulations in a cost-effective manner. Failure by the Company to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity.

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

         On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with the Company's environmental services firms, B&G has worked to clean-up the oil and is cooperating with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. In September 2001, both firms submitted their findings to the NJDEP along with recommendations for no further action. To date, the Company has not received a response to such recommendations from the NJDEP. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity. The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up. In the third quarter of fiscal 2001, B&G received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of December 28, 2002. At December 28, 2002 and December 29, 2001, there was $0 and $80,000, respectively, accrued related to this matter.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parents and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. In February 2003, the Company and other parties to this action settled the claim for $0.1 million. The Company anticipates that a court order memorializing the settlement will be entered into in the first quarter of fiscal 2003.

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

XII.     Employees and Labor Relations

         As of January 31, 2003, the Company's workforce consisted of 662 employees. Of that total, 431 employees were engaged in manufacturing, 95 were engaged in marketing and sales, 104 were engaged in distribution and 32 were engaged in administration. Approximately 203 of the Company's 662 employees, as of January 31, 2003, were covered by a collective bargaining agreement. In general, B&G considers its employee and union relations to be good.

ITEM 2.   PROPERTIES

         The Company's plants are generally located near major customer markets and raw materials. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate its planned growth. As of January 31, 2003, the Company operated the manufacturing and warehouse facilities described in the table below.

Facility Location          Description                          Approximate
                                                                  Sq. Ft.
--------------------------------------------------------------------------------
Parsippany, NJ             Headquarters                              21,000
Hurlock, MD*               Manufacturing/Warehouse                  236,000
Portland, ME*              Manufacturing/Warehouse                  225,000
New Iberia, LA*            Manufacturing/Warehouse                  158,000
Roseland, NJ               Manufacturing/Warehouse                  124,000
St. Johnsbury, VT*         Manufacturing/Warehouse                   92,000
La Vergne, TN              Distribution Center                      175,000
Houston, TX                Warehouse                                104,000
Biddeford, ME              Warehouse                                 97,000
Hurlock, MD*               Warehouse                                 80,000
Hurlock, MD                Warehouse                                 66,000
Hurlock, MD                Warehouse                                 35,000
St. Evariste, Quebec*      Storage Facility                          50,000
Sharptown, MD*             Storage Facility                           3,000
Bentonville, AK            Sales Office                                 750

-------------------------------
*Owned.


         The Company also has agreements for the "co-packing" of some of its products, a common industry practice in which other companies manufacture and package these products under the Company's brand names. Third parties produce Regina, Underwood, Las Palmas and Joan of Arc products and certain Emeril's pasta sauces and spices under co-packing agreements or purchase orders. Each of the Company's co-packers produce products for other companies as well. The Company believes that there are alternative sources of co-packing production readily available for its products.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parents and was ultimately acquired by

International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. In February 2003, the Company and other parties to this action settled the claim for $0.1 million. The Company anticipates that a court order memorializing the settlement will be entered into in the first quarter of fiscal 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During fiscal 2002, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal Year Ended
                                          ------------------------------------------------------------------------------
                                            Dec. 28,          Dec. 29,       Dec. 30,         Jan. 1,         Jan. 2,
                                              2002              2001           2000            2000             1999
                                          ------------- --- ----------- -- ------------ --- ------------ -- ------------
                                                                     (Dollars in thousands)
Consolidated Statement of Operations
   Data(2)......................
Net sales(1)....................            $293,677         $279,779       $351,416         $336,112        $179,780
Cost of goods sold..............             203,707          192,525        200,651          196,184         117,514
                                          -------------     -----------    ------------     ------------    ------------
   Gross profit.................              89,970           87,254        150,765          139,928          62,266
Sales, marketing and distribution
   expenses.....................              35,852           34,922        100,711           91,120          40,102
General and administrative
   expenses(3)..................               4,911           14,120         12,957           13,802           5,725
Management fees - related party                  500              500            500              450             250
Environmental clean-up..........                 100              950              -                -               -
Special charge-severance........                   -                -            250                -               -
                                          -------------     -----------    ------------     ------------    ------------
   Operating income.............              48,607           36,762         36,347           34,556          16,189
Gain on sale of assets..........                   -           (3,112)             -                -               -
Derivative gain.................              (2,524)               -              -                -               -
Interest expense................              26,626           29,847         36,074           29,874          13,908
                                          -------------     -----------    ------------     ------------    ------------
   Income before income tax expense
                                              24,505           10,027            274            4,682           2,281
Income tax expense..............               9,260            4,029          1,559            2,429           1,431
                                          -------------     -----------    ------------     ------------    ------------
   Net income (loss)............           $  15,245        $   5,998      $  (1,285)       $   2,253       $     850
                                          =============     ===========    ============     ============    ============

Consolidated Balance Sheet Data (at
   period end)(2):
   Total assets.................            $430,673         $426,006       $457,016         $477,057        $211,873
   Long-term debt, including current
     portion....................             273,796          289,275        329,323          340,892         144,696
   Total stockholder's equity...              78,081           62,836         56,788           58,073          20,820

Other Financial Data(2):
   Adjusted EBITDA(4)...........           $  54,007        $  52,002      $  52,351        $  49,704       $  23,372


-------------------
(1) Certain amounts in fiscal 2001 aggregating $52.7 million have been reclassified from sales, marketing and distribution expenses to a reduction of net sales in accordance with EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," as codified by EITF Issue 01-09. Such EITF pronouncements, which were adopted by the Company in 2002, require the Company to reclassify certain coupon and promotional expenses to be presented as a reduction of net sales. The reclassification has no effect on operating income. Due to the specificity of similar information not being available in the Company's information systems for fiscal years 1998 through fiscal 2000, the Company is unable to determine what the reclassification amounts should be for those years.

(2) The Maple Grove Acquisition, the Polaner Acquisition and the Heritage Brands Acquisition were consummated on July 17, 1998, February 5, 1999 and March 15, 1999, respectively, and were accounted for using the purchase method of accounting. Accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the respective date of acquisition. The B&R Disposition was completed on January 17, 2001.

(3) The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001. Effective December 30, 2001, the Company ceased the amortization of goodwill and trademarks. Amortization expenses related to goodwill and trademarks were $8.5 million, $9.5 million, $9.2 million, and $3.2 million in fiscal 2001, 2000, 1999 and 1998, respectively.

(4) EBITDA is defined as earnings before interest, taxes and depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     Adjusted EBITDA is calculated by adding to or deducting from EBITDA certain items that the Company believes are unusual consisting of: (a) a charge in fiscal 2002 of $0.1 million related to environmental cleanup, (b) a derivative gain of $2.5 million in fiscal 2002, (c) a charge in fiscal 2001 of $1.0 million related to environmental cleanup, (d) a charge of $0.3 million related to employee severance in fiscal 2000 and (e) a gain of $3.1 million related to the B&R Disposition in fiscal 2001. There were no adjustments to EBITDA in fiscal 1998 and fiscal 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On January 17, 2001, the Company completed the B&R Disposition. The B&R Disposition affects comparability between periods.

I.       Year Ended December 28, 2002 Compared to Year Ended December 29, 2001

A.       Net Sales

         Net sales increased $13.9 million or 5.0% to $293.7 million for the 52 week period ended December 28, 2002 (the "2002 Period") from $279.8 million for the 52 week period ended December 29, 2001 (the "2001 Period"). Sales of the Company's Emeril's, Las Palmas, Maple Grove Farms of Vermont, Ac'cent, Trappey, Wrights and Polaner brands increased $7.6 million, $2.6 million, $2.2 million, $2.2 million, $0.6 million, $0.3 million and $0.3 million or 45.1%, 14.5%, 5.1%,
13.5%, 4.2%, 6.0% and 0.7%, respectively, largely reflecting higher unit volume. Sales of the Company's B&M baked beans and Sa-son brands decreased by $0.7 million and $0.5 million, or 2.6% and 9.3%, respectively. The B&R Disposition accounted for $0.7 million of the sales decrease on a comparative basis. Trade promotional spending, which is netted against net sales, expressed as a percentage of gross sales increased slightly to 17.2% for the 2002 Period from 17.0% in the 2001 Period. This increase is due to incremental trade spending for the B&M baked beans brand.

B.       Gross Profit

         Gross profit increased $2.7 million or 3.1% to $90.0 million for the 2002 Period from $87.3 million in the 2001 Period. Gross profit expressed as a percentage of net sales decreased to 30.6% in the 2002 Period from 31.2% in the 2001 Period. The decrease in gross profit percentage included higher costs of maple syrup, increased costs from the co-packers of the Underwood, Joan of Arc and Las Palmas brands and an increase in trade spending which is now included in net sales. These cost increases were offset by a mix shift of products sold by the Company and a reduction in delivery expenses in an amount equal to 0.4% of net sales.

C.       Sales, Marketing and Distribution Expenses

         Sales, marketing and distribution expenses increased $0.9 million or 2.7% to $35.9 million for the 2002 Period from $34.9 million for the 2001 Period. Such expenses expressed as a percentage of net sales decreased to 12.2% in the 2002 Period from 12.5% in the 2001 Period. Selling expenses increased $1.0 million or 8.4% relating to sales compensation and brokerage. Marketing costs increased $0.6 million or 7.5% relating to additional spending on consumer programs. These increases were partially offset by a decrease in warehousing costs of $0.8 million or 14.7% due to reductions in headcount and the elimination of one distribution center. All other costs increased $0.1 million or 1.2%.

D.       General and Administrative Expenses

         General and administrative expenses (including amortization of goodwill and trademark intangibles in the 2001 Period) and management fees decreased $9.2 million or 63.0% to $5.4 million in the 2002 Period from $14.6 million in the 2001 Period. Amortization of goodwill and trademark intangibles with indefinite useful lives decreased from $8.5 million in the 2001 Period to $0 in the 2002 Period as a result of the implementation of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 142. All other general and administrative expenses collectively decreased $0.7 million due to a decrease in incentive compensation costs in the 2002 Period.

E.       Environmental Clean-Up

         As further described above in Item 1, XI, the Company recorded a charge of $0.1 million, in the 2002 Period, relating to the Combe Fill South Landfill in New Jersey. The Company recorded a charge of $1.0 million, net of insurance proceeds, in the 2001 Period relating to the fuel oil tank leak at their Roseland, New Jersey Facility.

F.       Operating Income

         As a result of the foregoing, operating income increased $11.8 million or 32.2% to $48.6 million in the 2002 Period from $36.8 million in the 2001 Period. Operating income expressed as a percentage of net sales increased to 16.6% in the 2002 Period from 13.1% in the 2001 Period.

G.       Gain of Sale of Assets

         As  further   described  in  Note  1  to  the  consolidated   financial
statements, the Company recorded a $3.1 million gain on the B&R Disposition in the 2001 Period.

H.       Derivative Gain

         Income of $2.5 million was recorded in the 2002 Period reflecting the change in fair value of the Company's interest rate swap agreement since the date the Company entered into such agreement (March 21, 2002). See "Debt" below.

I.       Interest Expense

         Interest expense decreased $3.2 million to $26.6 million in the 2002 Period from $29.8 million in the 2001 Period as a result of lower outstanding loan balances and reduced interest rates in the 2002 Period.

J.       Income Tax Expense

         Income tax expense increased $5.2 million to $9.3 million in the 2002 Period from $4.0 million in the 2001 Period. The Company's effective tax rate for the 2002 Period was 37.8% as compared with 40.2% for the 2001 Period. The decrease in the effective rate reflects the effect of the amortization of nondeductible goodwill and other intangibles and the implementation of state tax planning initiatives, resulting in the reduction in current and deferred state tax liabilities.

         Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization and environmental clean-up charges ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the 2002 Period and the 2001 Period is calculated as follows (dollars in millions):

                                          2002 Period            2001 Period
                                          -----------            -----------

Net income                                  $ 15.2                   $ 6.0

Depreciation and amortization (a)              5.3                    14.3

Income tax expense                             9.3                     4.0

Interest expense                              26.6                    29.8
                                              ----                    ----

EBITDA                                        56.4                    54.1

Environmental clean-up                         0.1                     1.0

Gain on sale of assets                         --                     (3.1)

Derivative gain                               (2.5)                     --
                                              ----                     ---

Adjusted EBITDA                             $ 54.0                  $ 52.0
                                              ====                    ====


(a) Effective December 30, 2001, the Company adopted SFAS No.142 and consequently ceased amortizing goodwill and trademark intangible assets deemed to have an indefinite useful life.

II. Year Ended December 29, 2001 Compared to Year Ended December 30, 2000 Prior to Reclassification of Certain Marketing Expenses as a Reduction of Net Sales for 2001 Period. (See Note 1 to Selected Financial Data in
         Item 6 and Note 2(o) to the consolidated financial statements.)

A.       Net Sales

         Prior to the 2001 reclassification of certain marketing costs to net sales upon implementation of the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," as codified by EITF Issue No. 01-09, (as further described in Note 2(o) to the consolidated financial statements) net sales decreased $19.0 million or 5.4% to $332.4 million for the 2001 Period from $351.4 million for the 52 week period ended December 30, 2000 (the "2000 Period"). The B&R Disposition accounted for $25.1 million of the sales decrease on a comparative basis.

The Company's line of Emeril's branded products, which was introduced in July 2000, increased $14.7 million to $18.7 million for the 2001 Period from $4.0 million in the 2000 period. Sales of the Company's Maple Grove Farms of Vermont, Ac'cent and Sa-son brands increased $2.1 million, $1.8 million and $0.4 million or 4.5%, 11.2% and 6.3%, respectively. Sales of the Company's Polaner brands, Joan of Arc brand, B&M baked beans, Las Palmas brands, Underwood brands, Trappey brands, Brer Rabbit Molasses brands and Vermont Maid syrup decreased by $4.0 million, $1.9 million, $1.9 million, $1.5 million, $1.2 million, $1.0 million, $0.8 million and $0.6 million, or 8.5%, 11.9%, 4.8%, 6.3% 4.7%, 5.8%, 18.5% and
11.2%, respectively, largely reflecting lower unit volume. The decline in the sales of certain brands in the 2001 Period is partially due to a decision by management to reduce trade spending. Net sales have been reduced in the 2001 Period by a reclassification from marketing expenses of $52.7 million relating to the implementation of EITF Issue No. 01-09.

B.       Gross Profit

         Prior to the aforementioned 2001 reclassification for EITF Issue No.01-09, gross profit decreased $10.9 million or 7.2% to $139.9 million for the 2001 Period from $150.8 million in the 2000 Period. Gross profit expressed as a percentage of net sales decreased to 42.1% in the 2001 Period from 42.9% in the 2000 Period. The decrease in gross profit percentage included higher costs of maple syrup, increased costs from the co-packers of the Underwood and Las Palmas brands and a shift in the mix of products sold, including the fact that higher margin Burns & Ricker branded products are no longer in the mix of products sold by the Company. Gross profit has been reduced in the 2001 Period by a reclassification of $52.7 million from marketing expenses to net sales relating to the implementation of EITF Issue No. 01-09.

C.       Sales, Marketing and Distribution Expenses

         Prior to the aforementioned 2001 reclassification for EITF Issue No. 01-09, sales, marketing and distribution expenses decreased $13.1 million or 13.0% to $87.6 million for the 2001 Period from $100.7 million for the 2000 Period. Such expenses expressed as a percentage of net sales, prior to the 2001 reclassification for EITF Issue No. 01-09, decreased to 26.3% in the 2001 Period from 28.7% in the 2000 Period. The decrease is primarily due to a decision by management to reduce trade promotion spending coupled with the B&R Disposition. Trade promotion spending decreased $10.4 million or 15.2%. Trade promotion spending as a percentage of net sales decreased to 17.3% in the 2001 Period from 19.3% in the 2000 Period. Overall, consumer spending expenses decreased $1.3 million or 12.3%. Distribution expenses decreased $0.9 million or 14.8%. All other expenses decreased $0.5 million. Sales, marketing and distribution expenses have been reduced in the 2001 Period by a reclassification of $52.7 million to net sales relating to the implementation of EITF Issue No. 01-09.

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

G.       Operating Income

         As a result of the foregoing, operating income increased $0.4 million or 1.1% to $36.8 million in the 2001 Period from $36.3 million in the 2000 Period. Operating income expressed as a percentage of net sales increased to 11.1% in the 2001 Period, prior to the aforementioned 2001 reclassification, from 10.3% in the 2000 Period.

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

J.       Income Tax Expense

         Income tax expense increased $2.5 million to $4.0 million in the 2001 Period from $1.6 million in the 2000 Period. The Company's effective tax rate for the 2001 Period was 40.2% as compared with 569% for the 2000 Period. The decrease in the effective tax rate reflects the relative lower effect of the amortization of nondeductible goodwill and other intangibles when applied to income before income tax expense of $10.0 million in the 2001 Period as compared to $0.3 million in the 2000 Period.

         Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization, environmental clean-up charges, gain on sale of assets, and special severance charges ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's Adjusted EBITDA for the 2001 Period and the 2000 Period is calculated as follows (dollars in millions):

                                 2001 Period                   2000 Period
                                 -----------                   -----------
Net income (loss)                 $     6.0                     $    (1.3)
Depreciation and amortization          14.3                          15.7
Income tax expense                      4.0                           1.6
Interest expense                       29.8                          36.1
                                  ---------                     ---------
EBITDA                                 54.1                          52.1
Environmental clean-up                  1.0                          --
Gain on sale of assets                 (3.1)                         --
Special charge-severance               --                             0.3
Adjusted EBITDA                   $    52.0                     $    52.4
                                   ========                      ========

III.     Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $5.0 million or 23.4% to $26.4 million in the 2002 Period from $21.4 million in the 2001 Period. This increase was primarily due to an increase in net income and an increase in accrued expenses partially offset by the elimination of goodwill and trademark intangible amortization, an increase in inventory and a decrease in accounts payable. Working capital at December 28, 2002 was $70.0 million, an increase of $20.1 million over working capital at December 29, 2001 of $49.9 million. The majority of the increase is a result from the reduction in the current installment of short-term debt of $17.1 million, due to the refinancing of long-term debt described below.

         Net cash used in investing activities for the 2002 Period was $6.3 million as compared to net cash provided by investing activities of $20.2 million for the 2001 Period. Capital expenditures during the 2002 Period, which included purchases of manufacturing and computer equipment, was $6.3 million as compared to $3.9 million for the 2001 Period for similar such expenditures. Net cash received of $24.1 million in the 2001 Period for the sale of assets accounted for the remaining change.

         Net cash used in financing activities for the 2002 Period was $19.4 million as compared to net cash used in financing activities for the 2001 Period of $40.0 million. The net cash used by financing activities for the 2002 Period included payments of deferred debt financing fees of $3.7 million, a payment of $38.3 million toward the remaining balance of the Term Loan A and a partial prepayment of $75.8 million toward the Term Loan B, which such payments were partially offset by proceeds from the issuance of long-term debt of $98.8 million. The payments made toward Term Loan A and Term Loan B totaled $114.1 million, and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.4 million quarterly payments under Term Loan B and an additional prepayment of $17.9 million under Term Loan B. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Period. The net cash used by financing activities for the 2001 Period included payments of $20.5 million due on Term Loan A and $19.3 million due on the Term Loan B, along with capital lease payments of $0.2 million. These payments included a mandatory prepayment made in January 2001 of $26.0 million required under the Senior Secured Credit Facility in connection with the B&R Disposition.

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

Environmental Clean-Up Costs

         See Item 1, X1 for a description of environmental matters.

Debt

         The Company has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The 9 5/8% Senior Subordinated Notes contain certain transfer restrictions.

         The Company is a party to a $280 million Senior Secured Credit Facility ("Senior Secured Credit Facility") comprised of a $60 million five-year Revolving Credit Facility ("Revolving Credit Facility"), a $70 million five-year Term Loan A ("Term Loan A"), which has been paid in full, and a $150 million seven-year Term Loan B ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40 million per year. There were no borrowings outstanding under the Revolving Credit Facility at December 28, 2002. The outstanding balances for Term Loan A and Term Loan B at December 28, 2002 were $0 and $54.9 million, respectively.

IV.      Future Capital Needs

         The Company is highly leveraged. On December 28, 2002, the Company's total long-term debt (including current installments) and its stockholder's equity was $273.8 million and $78.1 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of approximately $59.0 million at December 28, 2002 will be sufficient for the foreseeable future to fund operations, meet debt service requirements and fund capital expenditures.

V.       Recent Accounting Pronouncements

         In 2001, the EITF reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives" (as codified by EITF Issue No. 01-09), including point of sale coupons, rebates and free merchandise, which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. During 2001, the Company recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus was $1.4 million in fiscal 2001. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statements of income resulting in a reduction of sales and gross margins, but does not have any effect on the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus. Due to the specificity of similar information not being captured in the Company's information systems for fiscal 2000, the Company is unable to determine what the reclassification amount should be for that year.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (as codified by EITF Issue No. 01-09), which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses was $51.2 million in fiscal 2001. Due to the specificity of similar information not being captured in the Company's information systems for fiscal 2000, the Company is unable to determine what the reclassification amount should be for that year.

         In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of Statement No. 142 effective as of December 30, 2001.

         As required by Statement No. 142, the Company performed an assessment to determine whether goodwill of the Company was impaired as of December 28, 2002 and December 30, 2001. In connection therewith, the Company determined that its operations consisted of one reporting unit. Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company determined that, as of December 28, 2002 and December 30, 2001, the fair value of the Company's single reporting unit exceeded its carrying amount, and therefore there is no indication that goodwill was impaired as of such dates. The Company will perform its annual impairment review each fiscal year end to measure goodwill for impairment.

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

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt Statement No. 143 on December 29, 2002. The adoption of Statement No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted Statement No. 144 on December 30, 2001 and such adoption had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Statement No. 146 replaces EITF 94-3. The Company is required to adopt the provisions of this Statement for any exit or disposal activities initiated after December 31, 2002. This Statement will be applied prospectively after the adoption date and will depend on future actions and, consequently, the Company cannot determine the impact, if any, that the adoption of this Statement will have on its consolidated financial statements.

VI.      Related-Party Transactions

         The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), pursuant to which BRS & Co. is paid an annual fee of $0.5 million per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS and its affiliates, together with members of the Company's management and Board of Directors, own B&G Foods Holding Corp., the sole stockholder of the Company. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of B&G Foods Holding Corp. The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. No fees were paid in fiscal years 2002, 2001 and 2000.

         The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company. Total rent expense associated with this lease was $0.8 million for the fiscal years 2002, 2001 and 2000.

         Holdings has an Incentive Stock Option Plan (the "Plan') for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holding's common stock. The Plan provides for grants of incentive stock options or non-qualified stock options. Under the Plan, the Board of Directors of Holdings determines the exercise price of options granted, which in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. During fiscal 2002, 2001 and 2000, 0, 700 and 0 options, respectively, were granted. As of December 28, 2002, 6,625 options were outstanding, all of which were incentive stock options.

VII.     Critical Accounting Policies

         The Securities and Exchange Commission has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

         The significant accounting policies are described in Note 2 of the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

Trade and Consumer Promotion Expenses

         The Company offers various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees, and coupons. The recognition of expense for these programs involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Inventories

         Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales.

Long-Lived Assets

         Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         Goodwill and intangible assets (trademarks) not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Deferred Income Taxes

         Deferred tax assets have been recorded by the Company, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish additional valuation allowances which could materially impact its results of operations.

Commitments and Contractual Obligations

         Our  contractual   obligations  and  commitments   principally  include
obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


----------------------------------------------------------------------------------------------------------------------
                                               Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
                                                   (In thousands)
----------------------------------------------------------------------------------------------------------------------
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Contractual
Obligations:
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
                               Total           2003             2004            2005           2006       2007 and
                               -----           ----             ----            ----           ----       --------
                                                                                                          thereafter
                                                                                                          ----------
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Long-term debt                $273,796         $  370           $20,074        $27,474          $6,938     $218,940
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Operating leases                15,655          3,944             3,475          2,988           1,835        3,413
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Management fees                  2,000            500               500            500             500            0
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Purchase commitments            10,908         10,908                 0              0               0            0
                                ------         ------                 -              -               -            -
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------
Total contractual cash        $302,359        $15,722           $24,049        $30,962          $9,273     $222,353
                              ========        =======           =======        =======          ======     ========
obligations
--------------------------- ------------- ---------------- --------------- --------------- ------------- -------------

VIII.    Forward-Looking Statements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of December 28, 2002, the Company's only variable rate borrowings were under the Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at February 28, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $0.3 million.

         The Company also has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by the Company through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million Senior Subordinated Notes at December 28, 2002, based on quoted market prices, was $227.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets at December 28, 2002 and December 29, 2001 and the consolidated statements of operations and cash flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 and related notes thereto are set forth below.

                          Independent Auditors' Report


The Board of Directors and Stockholder
B&G Foods, Inc.:

         We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations and cash flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 . These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001, which changes its accounting for goodwill and intangible assets. As described in Note 2 to the consolidated financial statements, the Company adopted the Emerging Issues Task Force, Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)" as of December 30, 2001. In accordance with the EITF, certain promotional expenses are presented and reclassified as a reduction of net sales in fiscal 2002 and 2001. However, due to the specificity of similar information not being captured in the Company's information systems in fiscal 2000, the Company is unable to determine what the reclassification amount would be for that year.

/s/KPMG LLP

Short Hills, New Jersey
February 24, 2003

                                          B&G FOODS, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets

                                    (Dollars in thousands, except per share data)

                                Assets                                         Dec. 28, 2002          Dec. 29, 2001
                                                                               -------------          -------------
Current assets:
         Cash and cash equivalents                                             $    15,866                 15,055
         Trade accounts receivable, less allowance for doubtful
              accounts of $464 and $55 in 2002 and 2002, respectively               21,900                 21,621
         Inventories                                                                67,536                 66,142
         Prepaid expenses                                                            2,024                  1,790
         Deferred income taxes                                                       1,485                  1,672
                                                                                  --------               --------
                           Total current assets                                    108,811                106,280

Property, plant and equipment, net                                                  37,414                 36,431
Goodwill, net of accumulated amortization of $10,724 in 2001                       112,319                112,319
Trademarks, net of accumulated amortization of $17,445 in 2001                     162,781                162,781
Other assets                                                                         9,348                  8,195
                                                                                 ---------              ---------
                           Total assets                                        $   430,673                426,006
                                                                                   =======                =======

           Liabilities and Stockholder's Equity
Current liabilities:
         Current installments of long-term debt                                        370                 17,436
         Trade accounts payable                                                     18,826                 21,256
         Accrued expenses                                                           19,425                 17,494
         Due to related party                                                          208                    208
                                                                                  --------               --------
                           Total current liabilities                                38,829                 56,394

Long-term debt                                                                     273,426                271,839
Other liabilities                                                                      291                    236
Deferred income taxes                                                               40,046                 34,701
                                                                                ----------               --------
                           Total liabilities                                       352,592                363,170
                                                                                 ---------                -------

Commitments and contingencies (Notes 5, 6, 10 and 11)

Stockholder's equity
         Common stock, $.01 par value per share.  Authorized
         1,000 shares; issued and outstanding 1 share in
         2002 and 2001                                                                  -                       -
         Additional paid-in capital                                                56,392                  56,392
         Retained earnings                                                         21,689                   6,444
                                                                                   ------                 -------
                           Total stockholder's equity                              78,081                  62,836
                                                                                   ------                  ------

                           Total liabilities and stockholder's equity          $  430,673                 426,006
                                                                                  =======                 =======

See accompanying notes to consolidated financial statements

                                                        27

                                              B&G FOODS, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Operations

                                                   (Dollars in thousands)

                                                        Year ended                Year ended               Year ended
                                                  -----------------------  ------------------------  ----------------------
                                                       Dec. 28, 2002            Dec. 29, 2001            Dec. 30, 2000
Net sales (Note 2(o))                                           $ 293,677                   279,779                 351,416
Cost of goods sold                                                203,707                   192,525                 200,651
                                                  -----------------------  ------------------------  ----------------------
Gross profit                                                       89,970                    87,254                 150,765
Sales, marketing and distribution expenses                         35,852                    34,922                 100,711
(Note 2(o))
General and administrative expenses                                 4,911                    14,120                  12,957
Management fees - related party                                       500                       500                     500
Environmental clean-up                                                100                       950                       -
Special charge-severance                                                -                         -                     250
                                                  -----------------------  ------------------------  ----------------------
Operating income                                                   48,607                    36,762                  36,347
Other expense:
    Gain on sale of assets                                              -                   (3,112)                       -
    Derivative gain                                               (2,524)                         -                       -
    Interest expense                                               26,626                    29,847                  36,073
    Income before income tax expense                               24,505                    10,027                     274
Income tax expense                                                  9,260                     4,029                   1,559
                                                  -----------------------  ------------------------  ----------------------
    Net income (loss)                                           $  15,245                     5,998                 (1,285)
                                                  =======================  ========================  ======================
          See accompanying notes to consolidated financial statements.

                                                             28

                                               B&G FOODS, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Cash Flows

                                                    (Dollars in thousands)



                                                                          Year ended         Year ended         Year ended
                                                                         Dec. 28, 2002      Dec. 29, 2001      Dec. 30, 2000
                                                                        --------------      -------------      -------------
Dec. 29, 2001
Cash flows from operating activities:
     Net income (loss)                                                        $ 15,245              5,998            (1,285)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation and amortization                                           5,300             14,290             15,754
         Amortization of deferred debt issuance costs
         and bond discount                                                       2,686              1,972              1,843
         Deferred income tax expense                                             5,532              3,832              2,150
         Gain from sale of property, plant and equipment                             -             (3,112)               (93)
         Provision for doubtful accounts                                            84                118                128
         Changes in assets and liabilities, net of effects
         from businesses acquired and net assets held for sale:

             Trade accounts receivable                                            (363)             2,432              1,553
             Inventories                                                        (1,394)            (2,788)             5,722
             Prepaid expenses                                                     (234)               303                (13)
     Other assets                                                                   33               (400)                (9)
     Trade accounts payable                                                     (2,430)            (3,525)             1,141
     Accrued expenses                                                            1,931              2,227             (2,790)
     Other liabilities                                                              55                 87                 98
                                                                       ------------------ ------------------ ------------------
Net cash provided by operating activities                                       26,445             21,434             24,199
Cash flows from investing activities:
     Capital expenditures                                                       (6,283)            (3,904)            (5,891)
     Net proceeds from sale of assets                                                -             24,090                  -
     Proceeds from sales of property, plant and equipment                            -                  -                211
                                                                       ------------------ ------------------ ------------------
     Net cash (used in) provided by investing activities                        (6,283)            20,186             (5,680)
Cash flows from financing activities:
     Payments of long-term debt                                               (114,417)           (40,048)           (11,569)
     Proceeds from issuance of long-term debt                                   98,760                  -                  -
     Proceeds from issuance of equity and capital contributions                      -                 50                  -
     Payments of debt issuance costs                                            (3,694)                 -                  -
                                                                       ------------------ ------------------ ------------------
     Net cash used in financing activities                                     (19,351)           (39,998)           (12,831)
                                                                       ------------------ ------------------ ------------------
      Increase in cash and cash equivalents                                        811              1,622              5,688
Cash and cash equivalents at beginning of period                                15,055             13,433              7,745
                                                                       ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                                    $ 15,866             15,055             13,433
Supplemental disclosure of cash flow information - cash paid for:
     Interest                                                                  $22,975             29,966             34,104
     Income taxes                                                               $3,778                271                652

          See accompanying notes to consolidated financial statements.



                        B&G FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

                             (Dollars in thousands)

(1)     Nature of Operations

Organization

B&G Foods, Inc. and subsidiaries (the "Company") is a wholly-owned subsidiary of B&G Foods Holdings Corp. ("Holdings"), which in turn is majority owned by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), a private equity investment firm, and minority owned by management, directors and certain other investors.

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

Business and Credit Concentrations

The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of such receivables. The Company performs ongoing credit evaluations of its customers' financial condition. As of December 28, 2002, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable. The Company had no customers in fiscal 2002, 2001 or 2000 that exceeded 10% of consolidated net sales.

Disposition

On January 17, 2001, the Company completed the sale of its wholly-owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26.0 million in cash. The gain on the sale, net of transaction expenses, was approximately $3.1 million. The Company applied the net cash proceeds from the B&R Disposition toward the partial prepayment of term loans, as required under the Company's Senior Secured Credit Facility. Burns & Ricker generated sales of $26.4 million during fiscal 2000.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


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

        (d)     Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally 12 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

        (e)     Intangible Assets

Intangible assets consist of goodwill and trademarks. As described in Note 2(o), the Company adopted the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on December 30, 2001. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior  to  adoption  of  Statement   No.  142,   goodwill  was  amortized  on  a
straight-line basis over 40 years and trademarks were amortized on a straight-line basis over 31 to 40 years. The Company assessed the recoverability of the intangible assets by determining whether the amortization of the intangible assets over their remaining lives could be recovered through undiscounted future operating cash flows. The amount of impairment, if any, was measured as the difference between the asset's carrying value and the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

        (f)     Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized using the straight-line method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2002, 2001 and 2000 was $2,508, $1,972 and $1,843, respectively.

        (g)     Revenue Recognition

Revenues are recognized when products are shipped. The Company reports all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. As further described in Note 2(o), certain coupons and promotional expenses are included as a reduction of net sales.

        (h)     Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $2,202, $1,833 and $2,469 during the fiscal years 2002, 2001 and 2000, respectively.

        (i)     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

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

        (k)     Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and due to related party are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value of the $220,000 Senior Subordinated Notes at December 28, 2002, based on quoted market prices, was $227,700. The carrying value of the Company's remaining borrowings approximates their fair value based on the current rates available to the Company for similar instruments.

        (l)     Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment and deferred tax assets. Actual results could differ from those estimates.

        (m)     Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment criteria and measurement requirements of SFAS No. 144 are substantially unchanged from those of SFAS No. 121 for assets held and used.

        (n)     Derivative Financial Instruments

The Company accounts for its derivative and hedging transactions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income depending on the nature of the transaction. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes (see Note 6).

        (o)     Adoption of New Accounting Standards

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" (as codified by EITF Issue 01-09), including point of sale coupons, rebates and free merchandise, which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. During 2001, the Company recorded reductions in price pursuant to coupons as sales, marketing and distribution expenses. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified prior period coupon expense as a reduction of net sales. Coupon expense reclassified in accordance with the EITF consensus was $1.4 million in 2001. Due to the specificity of similar information not being captured in the Company's information systems for fiscal 2000, the Company is unable to determine what the reclassification amount should be for that year. The implementation of the provisions of such EITF consensus alters the classification of certain sales incentives in the consolidated statements of operations resulting in a reduction of sales and gross margins, but does not have any effect on

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

the Company's operating income or net income. The Company historically has included, and continues to include, free merchandise in cost of goods sold, as required by the new EITF consensus.

In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (as codified by EITF Issue 01-09), which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus as a reduction of net sales and sales, marketing and distribution expenses was $51.2 million for fiscal 2001. Due to the specificity of similar information not being captured in the Company's information systems for fiscal 2000, the Company is unable to determine what the reclassification amount should be for that year.

The following table summarizes the reclassification of the prior period amounts as if the aforementioned new EITF consensuses had been implemented effective December 31, 2000:


                                                                Year Ended December 29, 2001
                                                          As Filed                   Reclassified
                                                     -----------------             ----------------
Sales                                                        $ 332,433                    $ 279,779
Gross profit                                                   139,908                       87,254
Sales, marketing and distribution expenses                      87,576                       34,922


In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted the provisions of SFAS No. 142 effective as of December 30, 2001.

As required by SFAS No. 142, the Company performed an assessment to determine whether goodwill of the Company was impaired as of December 28, 2002 and December 30, 2001. In connection therewith, the Company determined that its operations consisted of one reporting unit. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company determined that, as of December 28, 2002 and December 30, 2001, the fair value of the Company's single reporting unit exceeded its carrying amount, and therefore there is no indication that goodwill was impaired as of such dates. The Company will perform its annual impairment review each fiscal year end to measure goodwill for impairment.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

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

The  following  table  reconciles  previously  reported net income to net income
(loss) adjusted as if the provisions of SFAS No. 142 were in effect in fiscal 2001 and fiscal 2000:

                                                                Year ended                       Year ended
                                                          ----------------------             ------------------
                                                              Dec. 29, 2001                    Dec. 30, 2000
                                                          ----------------------             ------------------
Reported net income (loss)                                           $5,998                           (1,285)
Add back:  Goodwill amortization, net                                 1,839                            2,305
of  income taxes
Add back:  Trademark amortization, net                                3,271                            3,419
of income taxes
Adjusted net income                                                 $11,108                            4,439
                                                          ======================             ==================

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 30, 2001 and such adoption had no effect on the Company's consolidated financial statements.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(3)     Inventories

Inventories consists of the following:

                                                     Dec. 28, 2002                          Dec. 29, 2001
                                               ---------------------------             ----------------------
Raw materials and packaging                                 $ 13,601                                15,140
Work in process                                                1,623                                 2,041
Finished goods                                                52,312                                48,961
                                                              ------                                ------
                                                            $ 67,536                                66,142
                                                            ========                                ======

(4)     Property, Plant and Equipment

Property, plant and equipment, net consists of the following:



                                                     Dec. 28, 2002                          Dec. 29, 2001
                                               ---------------------------             ----------------------
Land                                                        $ 3,012                                  2,880
Buildings and improvements                                   14,431                                 13,720
Machinery and equipment                                      37,924                                 33,590
Office furniture and vehicles                                 7,472                                  5,791
Leased property under capital leases                              -                                  1,837
Construction-in-progress                                          -                                      2
                                                          ---------                               --------
                                                             62,839                                 57,820
Less accumulated depreciation and
amortization                                                 25,425                                 21,389
                                                          ---------                               --------
                                                           $ 37,414                                 36,431

Plant and equipment includes amounts under capital leases as follows:

                                                                                              Dec. 29, 2001
                                                                                       ----------------------
Machinery and equipment                                                                              $ 591
Office furniture and vehicles                                                                        1,246
                                                                                                     -----
                                                                                                     1,837
Less accumulated amortization                                                                        1,308
                                                                                                     -----
                                                                                                     $ 529
                                                                                                     =====

Amortization of assets held under capital leases is included with depreciation expense.

(5) Leases

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                              Years ended December:
                                              --------------------
               2003                                     $  3,944
               2004                                        3,475
               2005                                        2,988
               2006                                        1,835
               2007                                        1,417
               Thereafter                                  1,996
                                                           -----
                                                        $ 15,655
                                                        ========

Total rental expense was $2,957, $3,116 and $3,400 for the fiscal years 2002, 2001 and 2000, respectively.

The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense associated with this lease was $769 for the fiscal years 2002, 2001 and 2000.

(6)      Long-term Debt

         Long-term debt consists of the following:

                                                                         Dec. 28, 2002            Dec. 29, 2001
                                                                       -----------------         ---------------
Revolving credit facility                                                            $ -                       -
Term Loan A                                                                            -                  38,301
Term Loan B                                                                       54,856                 130,661
9 5/8% Senior Subordinated Notes due August 1, 2007,
net of unamortized discount of $1,060 at December 28, 2002
                                                                                 218,940                 120,000
Obligations under capital leases with interest at 9% to
13% collateralized by certain machinery, equipment and vehicles
                                                                                       -                     313
                                                                       -----------------         ---------------
Total long-term debt                                                             273,796                 289,275
Less current installments                                                            370                  17,436
                                                                       -----------------         ---------------
Long-term debt, excluding current installments                                 $ 273,426                 271,839
                                                                       =================         ===============

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

         The Senior Secured Credit Facility is comprised of a $60,000 five-year Revolving Credit Facility (the "Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan Facility ("Term Loan A") and a $150,000 (initial amount) seven-year Term Loan Facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). Interest on the Senior Secured Credit Facility is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. At December 28, 2002 the interest rate for Term Loan B was 5.40%. At December 29, 2001, the interest rate for Term Loan A and Term Loan B was 7.31% and 6.17% to 7.56%, respectively. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year.

         The Revolving Credit Facility requires an annual commitment fee of an amount equal to 0.60% of the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility also provides a maximum commitment for letters of credit of $5,000. At December 28, 2002 and December 29, 2001, letters of credit of approximately $1,267 have been issued under the Revolving Credit Facility.

         The Company has outstanding $220,000 of 9 5/8% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002 at a discount of $1,240. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under the Term Loan B, and pay related deferred debt issuance costs.

         As part of a registration rights agreement dated March 7, 2002, the Company agreed to offer to exchange an aggregate principal amount of up to $220,000 of its 9 5/8% Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like principal amount of its Notes outstanding (the "Exchange Offer"). The terms of the Exchange Notes are identical in all material respects to those of the Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights relating to the New Notes. The Exchange Offer was completed on June 27, 2002.

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


         The indentures for the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

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

         On March 21, 2002, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company agreed to pay a variable rate of three-month LIBOR plus 5.65% on a notional amount of $100,000 in exchange for a fixed rate of 9.625%. Because the interest rate swap did not qualify as an effective hedge, changes in the fair value are recorded in the consolidated statement of operations. The Company sold the interest rate swap agreement on August 7, 2002 for $2,524. Included in the fiscal 2002 consolidated statement of operations is a derivative gain representing the change in fair value of the interest rate swap of $2,524.

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

         At December 28, 2002 and December 29, 2001, accrued interest of $9,328 and $7,222, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

         The aggregate maturities of long-term debt are as follows:

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                             Years ended December:
                             --------------------
                                      2003            $ 370
                                      2004           20,074
                                      2005           27,474
                                      2006            6,938
                                      2007          218,940
                                                    -------
                                                   $273,796

(7)      Income Tax Expense

         Income tax expense consists of the following:


                                        Year ended                   Year ended                   Year ended
                                       Dec. 28, 2002                Dec. 29, 2001               Dec. 30, 2000
                                -----------------------       -----------------------       --------------------
Current:
Federal                                      $ 3,252                           54                         (764)
State                                            476                          168                          245
                                                 ---                          ---                          ---
                                               3,728                          222                         (519)
Deferred:
Federal                                        4,694                        2,995                        1,346
State                                            838                          812                          732
                                                 ---                          ---                          ---
                                               5,532                        3,807                        2,078
                                               -----                        -----                        -----
                                              $9,260                        4,029                        1,559
                                              ======                        =====                        =====

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 34% to income before income tax expense) as a result of the following:

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                                               Year ended          Year ended          Year ended
                                                             Dec. 28, 2002      December 29, 2001    Dec. 30, 2000
                                                            ---------------     -----------------    -------------
Computed expected tax expense                                       $ 8,332                 3,409               93
State income taxes, net of federal income tax benefit                   867                   647              645
Nondeductible expenses, principally amortization of                      61                   855              666
goodwill in 2001 and 2000
Change in valuation allowance for deferred income taxes                   0                     0              415
allocated to income tax expense
Gain on sale of assets                                                    0                  (844)               0
Other                                                                     0                   (38)            (260)
                                                            ---------------     -----------------    -------------
                                                                    $ 9,260                 4,029            1,559
                                                            ===============     =================    =============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                 Dec. 28, 2002      Dec. 29, 2001
                                                                                 -------------      -------------
Deferred tax assets:
     Accounts receivable, principally due to allowance                                  $ 44                 44
     Inventories, principally due to additional costs
     capitalized for tax purposes                                                        355                691
     Accruals and other liabilities not currently deductible                           1,539              1,386
     Net operating loss carryforwards                                                  3,338              3,586
     Deferred financing costs                                                            206                347
                                                                                 -------------      -------------
         Total gross deferred tax assets                                               5,482              6,054
     Less valuation allowance                                                         (1,282)            (1,282)
                                                                                 -------------      -------------
         Net deferred tax assets                                                       4,200              4,772
                                                                                 -------------      -------------
Deferred tax liabilities:
     Plant and equipment                                                              (4,559)            (3,817)
     Intangible assets                                                               (37,439)           (33,984)
     Derivative gain                                                                    (763)                 0
                                                                                 -------------      -------------
         Total deferred tax liabilities                                              (42,761)           (37,801)
                                                                                 -------------      -------------
         Net deferred tax liability                                               $  (38,561)           (33,029)
                                                                                 =============      =============

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 28, 2002 and December 29, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance at December 28, 2002 and December 29, 2001 of $1,282 and $1,282, respectively, represents the allowance for certain fully reserved state net operating loss carryforwards of $23,206 and $22,773, respectively, which are available to offset future state taxable income, if any, through 2007. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at December 28, 2002 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will be realized. Any future utilization of acquired state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

At December 28, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $5,807 which are available to offset future federal taxable income, if any, through 2020. As a result of the Company's acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

(8)     Pension Benefits

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

                                           B&G FOODS, INC. AND SUBSIDIARIES

                                 Notes to Consolidated Financial Statements, Continued

                                                (Dollars in thousands)


                                                                            Dec. 28, 2002           Dec. 29, 2001
                                                                        ---------------------    --------------------
Change in benefit obligation
Benefit obligation at beginning of period                                             $ 9,415                   7,582
Actuarial gain                                                                            828                     847
Service cost                                                                              716                     652
Interest cost                                                                             667                     601
Benefits paid                                                                           (260)                   (267)
                                                                        ---------------------    --------------------

Benefit obligation at end of period                                                    11,366                   9,415
                                                                        ---------------------    --------------------

Change in plan assets
Fair value of plan assets at beginning of period                                        5,740                   6,196
Actual loss on plan assets                                                               (70)                   (333)
Employer contributions                                                                  1,380                     144
Benefits paid                                                                           (260)                   (267)
                                                                        ---------------------    --------------------
Fair value of plan assets at end of period                                              6,790                   5,740
                                                                        ---------------------    --------------------
Funded status                                                                         (4,576)                 (3,675)
Unrecognized prior service cost                                                             6                       6
Unrecognized net actuarial loss                                                         1,515                     124
                                                                        ---------------------    --------------------
Accrued pension cost                                                                $ (3,055)                 (3,545)
                                                                        =====================    ====================
Amount recognized in the consolidated balance sheets
Accrued benefit cost at beginning of period                                         $ (3,545)                 (3,004)
Net periodic pension cost                                                                 890                   (685)
                                                                        ---------------------    --------------------
Contributions                                                                           1,380                     144
Accrued pension cost at end of period                                               $ (3,055)                 (3,545)
                                                                        =====================    ====================
Weighted-average assumptions as of December 28, 2002 and
December 29, 2001
Discount rate                                                                           6.75%                   7.25%
Rate of compensation increase                                                           4.00%                   4.00%
Expected long-term rate of return                                                  7.25-8.25%              7.75-8.50%

Plan assets are invested primarily in government securities and mutual funds.

Net periodic cost includes the following components:



                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                                         Year ended             Year ended            Year ended
                                                        Dec. 28, 2002         Dec. 29, 2001         Dec. 30, 2000
                                                      ----------------      ----------------      ----------------
Service cost - benefits earned during the period            $ 716                   652                   552
Interest cost on projected benefit obligation                 667                   601                   522
Expected return on plan assets                               (503)                 (515)                 (521)
Net amortization and deferral                                  10                   (53)                  (98)
                                                      ----------------      ----------------      ----------------
Net pension cost                                            $ 890                   685                   455
                                                      ================      ================      ================


         The Company sponsors several defined contribution plans covering substantially all of its employees. Employees may contribute to these plans and these contributions are matched at varying amounts by the Company. Company contributions for the matching component of these plans amounted to $523, $453 and $468 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Pension expense relating to a multi-employer pension plan amounted to $459, $390 and $112 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

(9)     Changes in Stockholder's Equity

The changes in stockholder's equity for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 are as follows:

                                                                        Additional
                                                Common Stock             paid-in         Retained
                                           Share          Amount         capital         Earnings            Total
                                          --------       --------       -----------     -------------      ----------
Balance at Jan. 1, 2000                          1            $--            56,342            1,731          58,073
Net loss                                        --             --                --           (1,285)         (1,285)
                                          --------       --------       -----------     -------------      ----------

Balance at Dec. 30, 2000                         1             --            56,342              466          56,788
Capital contribution                            --             --                50               --              50
Net income                                      --             --                --            5,998           5,998
                                          --------       --------       -----------     -------------      ----------

Balance at Dec. 29, 2001                         1             --            56,392            6,444          62,836
Net income                                      --             --                --           15,245          15,245
                                          --------       --------       -----------     -------------      ----------
Balance at Dec. 28, 2002                         1            $--            56,392           21,689          78,081
                                          ========       ========       ===========     =============      ==========

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


(10)     Related-party Transactions

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

The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. No fees were incurred in fiscal years 2002, 2001 and 2000.

As described in Note 5, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

"Due to related party" at December 28, 2002 and December 29, 2001 includes management fees to BRS.

Holdings has an Incentive Stock Option Plan (the "Plan') for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holding's common stock. The Plan provides for grants of incentive stock options or non-qualified stock options. Under the Plan, the Board of Directors of Holdings determines the exercise price of options granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. During fiscal 2002, 2001 and 2000, 0, 700 and 0 options, respectively, were granted. As of December 28, 2002, 6,625 options were outstanding, all of which were incentive stock options.

(11)    Commitments and Contingencies

On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. The New Jersey Department of Environmental Protection ("NJDEP") initially engaged an environmental services firm to address the clean-up of the oil in the brook; and, with the approval of the NJDEP, the Company retained such environmental services firm on January 18, 2001 for the same purpose. In addition, the Company hired another environmental services firm to address the on-site oil impact to subsurface soils. Since January 17, 2001, together with its environmental services firms, the Company has worked to clean-up the oil and is cooperating

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

with the NJDEP. Both environmental services firms have completed the site work and believe they have remediated the site such that no further clean-up is warranted. In September 2001, both firms have submitted their findings to the NJDEP along with recommendations for no further action. To date, the Company has not received a response to such recommendations from the NJDEP. NJDEP could require additional investigation before acceding to the no further action recommendations, but the cost of such additional investigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. The Company recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent as of December 29, 2001. In the third quarter of fiscal 2001, the Company received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of December 28, 2002, although future information and developments may warrant or require the Company to incur additional expenses. At December 28, 2002 and December 29, 2001, there was $0 and $80, respectively, accrued related to this matter.

In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability at the Combe Fill South Landfill in New Jersey under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste from White Cap Preserves, a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parents and was ultimately acquired by International Home Foods, Inc. The Company believes that it is indemnified by an affiliate of International Home Foods, Inc. for this liability. In February 2002, the Company submitted a demand for indemnity, but the indemnitor's initial response was limited to a request for additional information. In February 2003, the Company and other parties to this action settled the claim for $100. The Company anticipates that a court order memorializing the settlement will be entered into in the first quarter of fiscal 2003.

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

                        B&G FOODS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)


On December 28, 2002, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $10,908. Management believes that all such commitments will be fulfilled within one year.

(12)    Quarterly Financial Data (unaudited)


                            First              Second              Third              Fourth
                           Quarter            Quarter             Quarter             Quarter              Year
                         ----------         -----------         ---------           ---------            --------
Net sales
2002                        $66,210              77,850            70,900              78,717             293,677
2001                        $61,399              73,092            71,982              73,306             279,779
Gross profit
2002                        $20,705              24,274            22,197              22,794              89,970
2001                        $19,589              23,204            22,780              21,681              87,254
Net income
2002                         $3,018               4,707             3,861               3,659              15,245
2001                          $ 608               1,694             1,085               2,611               5,998

                                                                                                        Schedule II
                                            B&G FOODS, INC. AND SUBSIDIARIES

                                  Notes to Consolidated Financial Statements, Continued

                                                 (Dollars in thousands)


       Column A                       Column B                     Column C            Column D            Column E
                                                                   Additions
                        Balance at         Charged to          Charged to other
                        beginning of       costs and           accounts -         Deductions -        Balance at end of
Description             period             expenses            describe           describe            period
2002:
Allowance for
doubtful accounts             $    455          $    84                 --         $     75(a)                 $    464
Environmental
Reserves                      $     80          $   100                 --         $     80(c)                 $    100

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

(c)      Represents payments.

                                                           49

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


               Name                     Age                                   Position
               ----                     ---                                   --------
Leonard S. Polaner                      71      Chairman of the Board of Directors
David L. Wenner                         53      President, Chief Executive Officer and Director
Robert C. Cantwell                      46      Executive Vice President of Finance and Chief Financial Officer
David H. Burke                          61      Executive Vice President of Sales
James H. Brown                          60      Executive Vice President of Manufacturing
Albert J. Soricelli                     50      Executive Vice President of Marketing and Strategic Planning
Thomas Baldwin                          43      Director
William F. Callahan III                 61      Director
James R. Chambers                       44      Director
Nicholas B. Dunphy                      54      Director
Alfred Poe                              53      Director
Stephen C. Sherrill                     49      Director

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

         Albert J. Soricelli,  Executive Vice President of Marketing & Strategic
Planning: Prior to joining B&G in 2000, Mr. Soricelli held various executive positions in the food and consumer products industry. Mr. Soricelli spent 18 years at American Home Foods in Madison, New Jersey where he held the position of Senior Vice President/General Manager. More recently, Mr. Soricelli served as President of Nice Pak Products, in Orangeburg, New York, a baby and wet wipe consumer product company. As Executive Vice President of Marketing & Strategic Planning for B&G, Mr. Soricelli is responsible for marketing, acquisitions, and divestitures.

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

         James R. Chambers, Director: James Chambers has been a Director of B&G since 2001. Mr. Chambers is President and Chief Executive Officer of Remy Amerique, Inc. a subsidiary of Remy Cointreau. Prior to Remy, Mr. Chambers was Chief Executive Officer of Paxonix, Inc., a wholly owned subsidiary of MeadWestvaco Corporation, Chief Executive Officer and President of Netgrocer, Inc., an online grocery retailer, and Group President of Information Resources, Inc., one of the largest research consultancies in the United States. From 1981 through 1997, Mr. Chambers held various positions with Nabisco, Inc., including President, Refrigerated Foods, Senior Vice President of Sales and Distribution and Vice President, Chief Information Officer. Mr. Chambers holds a BSE from Princeton University and an MBA from the Wharton School of Business.

         Nicholas B. Dunphy, Director: Nicholas Dunphy has been a Director of B&G since 2000. Mr. Dunphy is a Managing Partner of Canterbury Capital II, LLC, with more than 20 years' business and investment banking experience. Prior to co-founding Canterbury Capital II, LLC, in 1996, he was a managing director and founding partner of Barclays Mezzanine Group. Before joining Barclays in 1980, Mr. Dunphy qualified as a Chartered Accountant in Canada and subsequently spent five years with Toronto Dominion Bank. Mr. Dunphy earned a B.Sc. from Manchester University in England and a Masters in Business Administration from York University in Canada.

         Alfred Poe, Director: Alfred Poe has been a Director of B&G since 1997. Mr. Poe is President and Chief Executive Officer of Superior Nutrition Corporation, a provider of nutrition products. He was Chairman of the Board of the MenuDirect Corporation, a provider of specialty meals for people on restricted diets from 1997 to 1999. Mr. Poe was a Corporate Vice President of Campbell's Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of Campbell's Meal Enhancement Group. From 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director with Mars, Inc.

         Stephen C. Sherrill, Director: Stephen Sherrill has been a Director of B&G since 1997. Since its formation in 1995, Mr. Sherrill has been a Managing Director of BRS. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 until 1994. Prior to that, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Doane Pet Care Enterprises, Inc., Health Plus Corporation and Alliance Laundry Systems LLC.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2002, 2001 and 2000 paid to the Company's five most highly compensated Executive Officers who were serving as such at December 28, 2002.


                                                     SUMMARY COMPENSATION TABLE
                                                         Annual Compensation

Name and                                                                                           Long-Term        All Other
Principal Position                               Year       Salary        Bonus(1)     Other(2)    Compensation(3)  Compensation(4)
------------------                               ----       ------        --------     --------    ---------------  ---------------
David L. Wenner                                  2002       $299,621      $200,010      $10,000          -              $13,600
     President and Chief                         2001        274,573       275,000       10,000          -               13,600
       Executive Officer                         2000        257,069             -       10,000          -               13,600

Robert C. Cantwell                               2002        229,854       111,726       10,000          -               13,600
     Executive Vice President and Chief          2001        216,688       159,600       10,000          -               13,600
       Financial Officer                         2000        201,357             -       10,000          -               13,600

David H. Burke                                   2002        222,102       103,605       10,000          -               13,600
     Executive Vice President of Sales           2001        209,698       147,000       10,000          -               13,600
                                                 2000        196,675             -       10,000          -               13,600

Albert J. Soricelli                              2002        212,852        99,405       10,000          -               13,600
     Executive Vice President of                 2001        199,525       140,000       10,000         700              13,600
       Marketing and Strategic Planning          2000        135,264             -        4,615          -                8,000

James H. Brown                                   2002        191,640        93,338       12,350          -               13,600
     Executive Vice President of                 2001        181,294        133,00       12,350          -               13,600
       Manufacturing                             2000        170,217             -       10,850          -               13,600

---------------------


(1)   Includes annual bonus earned under the Company's Annual Bonus Plan.

(2) Includes personal use of a Company automobile or automobile allowances paid.

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

Stock Option Plan

         In order to attract, retain and motivate selected employees and officers of the Company, Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan (the "Option Plan") for the Company and its subsidiaries' key employees. The Option Plan authorizes for grant to key employees and officers options for up to 6,700 shares of common stock of B&G Foods Holdings. The Option Plan authorizes Holdings to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The plan provides that it may be administered by Holdings' Board of Directors or a committee designated by Holdings' Board of Directors. Holdings' Board of Directors has designated a committee comprised of Stephen C. Sherrill and Thomas Baldwin. Options granted under the Option Plan will be exercisable in accordance with the terms established by the Board of Directors. Under the Option Plan, the Board of Directors determines the exercise price of each option granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options will expire on the date determined by the Board of Directors, which may not be later than the tenth anniversary of the date of grant. The options vest ratably over 5 years. During fiscal year 2001, options to purchase 700 shares of common stock of B&G Foods Holdings Corp. were granted to Albert Soricelli. No other options were granted during fiscal 2001 and no options were granted during fiscal 2002. As of February 28, 2003, options to purchase 6,625 shares of common stock of B&G Foods Holdings Corp., all of which were incentive stock options, had been granted since the inception of the Option Plan.

Equity Compensation Plan Information

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options and stock units under all of the Company's equity compensation plans in effect as of February 28, 2003.



-------------------------------- -------------------------- ------------------------ ----------------------------
                                                                                        Number of securities
                                                                                      remaining available for
                                  Number of securities to      Weighter-average         future issuance under
                                  be issued upon exercise      exercise price of      equity compensation plans
                                  of outstanding options,    outstanding options,       (excluding securities
     Plan Category                 warrants and rights       warrants and rights     reflected in column (a))
-------------------------------- -------------------------- ------------------------ ----------------------------
                                            (a)                      (b)                         (c)
-------------------------------- -------------------------- ------------------------ ----------------------------
-------------------------------- -------------------------- ------------------------ ----------------------------
Equity compensation plans
     approved by security
     holders                               6,625                    $10.00                       75
-------------------------------- -------------------------- ------------------------ ----------------------------
Equity compensation plans not
     approved by security
     holders                                688                     $10.00                        0
-------------------------------- -------------------------- ------------------------ ----------------------------

Total                                      7,313                    $10.00                       75
                                           =====                    ======                       ==
-------------------------------- -------------------------- ------------------------ ----------------------------

Material Features of Individual Arrangements Not Approved by Securityholders

         Options to purchase 688 shares of common stock of Holdings have been granted pursuant to a license agreement with a third party that is neither a director, officer nor existing shareholder of the Company nor an affiliate thereof. All of such options are exercisable at a price of $10 per share of common stock, are fully vested and expire on June 9, 2010.

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

Employment Agreements

         The Company is not a party to any employment agreements.

401(k) Plan

         The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with B&G. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 75% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($11,000 in 2002 if the participant is under age 50, or $12,000 in 2002 if age is 50 or over). The Company makes a 50% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

Pension Plan

                                                          Estimated Annual Pension
                      ------------------------------------------------------------------------------------------------
                                                             (Years of Service)
Remuneration                   15                  20                 25                   30                 35
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
            $ 40,000           $  4,533            $  6,044           $  7,556            $  9,067           $ 10,578
              60,000           $  7,983            $ 10,644           $ 13,306            $ 15,967           $ 18,628
              80,000           $ 11,433            $ 15,244           $ 19,056            $ 22,867           $ 26,678
             100,000           $ 14,883            $ 19,844           $ 24,806            $ 29,767           $ 34,728
             120,000           $ 18,333            $ 24,444           $ 30,556            $ 36,667           $ 42,778
             140,000           $ 21,783            $ 29,044           $ 36,306            $ 43,567           $ 50,828
             160,000           $ 25,233            $ 33,644           $ 42,056            $ 50,467           $ 58,878
             180,000           $ 28,683            $ 38,244           $ 47,806            $ 57,367           $ 66,928
             200,000           $ 32,133            $ 42,844           $ 53,556            $ 64,267           $ 74,978

         Benefits under the plan are calculated generally under a formula of 0.75% of final average earnings multiplied by service plus 0.4% of final average earnings in excess of covered compensation multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan are limited to $200,000 as required by Section 401(a)(17) of the Code. As of December 28, 2002, the years of credited service for each of the Company's five most highly compensated Executive Officers who were serving as such at December 28, 2002 were: Mr. Wenner, 13; Mr. Cantwell, 19; Mr. Burke, 12; Mr. Brown, 15; and Mr. Soricelli, 3.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         B&G is a wholly owned subsidiary of Holdings. The following table sets forth information as of February 28, 2003 with respect to the beneficial ownership of Holdings' common stock and preferred stock by:

         o  each person or entity who owns five percent or more of Holdings,

         o  each director of the Company,

         o  the executive officers named in the summary compensation table, and

         o  all of the directors and officers of the Company as a group.

Unless otherwise specified, all shares are directly held.

         Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of stock held by him. Shares subject to options currently exercisable or exercisable within 60 days of February 28, 2003 and not subject to repurchase on that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

                                                                           Number and Percent of Shares
                                                                           ----------------------------
                                                            Common           Series A          Series B            Series C
              Name of Beneficial Owner                       Stock          Preferred         Preferred           Preferred
              ------------------------                       -----          ---------         ---------           ---------

Bruckmann, Rosser, Sherrill & Co., L.P. (1)(2)                100,021.48       18,774.99       12,310.54           5,000.00
Two Greenwich Plaza                                                83.3%           92.3%          100.0%              20.0%
Suite 100
Greenwich, CT 06830

Canterbury Mezzanine Capital II, L.P. (3) (4)                   9,857.92               -               -          15,000.00
600 Fifth Avenue                                                    8.5%                                              60.0%
23rd Floor
New York, NY 10020

The CIT Group/Equity Investments, Inc. (5)                      3,285.97               -               -           5,000.00
650 CIT Drivev                                                       3.0%                                              20.0%
Livingston, NJ  07039

Leonard S. Polaner (6)(7)                                          3,000             145               -                  -
                                                                    2.8%               *
David L. Wenner (6)                                                3,000              20               -                  -
                                                                    2.8%               *
David H. Burke (6)                                                 3,000              20               -                  -
                                                                    2.8%               *
James H. Brown (6)                                                 3,000              20               -                  -
                                                                    2.8%               *
Robert C. Cantwell (6)                                             3,000              20               -                  -
                                                                    2.8%               *
Albert J. Soricelli (6)                                            3,000              20               -                  -
                                                                    2.8%               *
Thomas J. Baldwin (6)(8)                                             500              20               -                  -
                                                                       *               *
Alfred Poe (6)                                                       500          110.44               -                  -
                                                                       *               *
William F. Callahan III (6)                                        1,450        1,050.94               -                  -
                                                                    1.4%            5.2%
James R. Chambers (6)                                                  -               -               -                  -

Stephen C. Sherrill (6)(8)(9)                                   1,958.69          367.59          241.32              98.01
                                                                    1.9%            1.8%            2.0%                  *
Nicholas B. Dunphy (10)(11)                                            -               -               -                  -

All directors and officers as a group (12 persons)             22,408.69        1,793.97          241.32              98.01
(7)(8)(10)
                                                                   21.5%            8.8%            2.0%                  *

--------------------
*        Less than 1%

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

(2) Includes warrants to purchase 15,021.58 shares of Common Stock, exercisable within 60 days of February 28, 2003, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

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

(4) Includes warrants to purchase 9,857.92 shares of Common Stock, exercisable within 60 days of February 28, 2003, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(5) Includes warrants to purchase 3,285.97 shares of Common Stock, exercisable within 60 days of February 28, 2003, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(6) The address of such person is c/o B&G Foods, Inc., 4 Gatehall Drive, Suite 110, Parsippany, New Jersey, 07054.

(7) Includes 3,000 shares of Common Stock issued to Ellen Polaner as Trustee under the Indenture of Leonard Polaner dated March 9, 1998 for the benefit of Steven Polaner, Doug Polaner and Max Polaner. Mr. Polaner disclaims beneficial ownership of such shares.

(8) With respect to Mr. Sherrill and Mr. Baldwin, directors of the Company, excludes shares held by BRS and certain other entities and individuals affiliated with BRS, of which shares Mr. Sherrill and Mr. Baldwin disclaim beneficial ownership.

(9) Includes warrants to purchase 294.46 shares of Common Stock, exercisable within 60 days of February 28, 2003, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(10) With respect to Mr. Dunphy, a director of the Company, excludes shares held by Canterbury Mezzanine, of which shares Mr. Dunphy disclaims beneficial ownership.

(11) The address of Mr. Dunphy is c/o Canterbury Mezzanine Capital II, L.P., 600 Fifth Avenue, 23rd Floor, New York, New York 10020.


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

         The Securities Holders Agreement contains provisions that may restrict the ability of B&G's Board of Directors and executive officers from transferring any Holdings common stock or preferred stock except pursuant to the terms of the Securities Holders Agreement. If the Board of Directors of Holdings and holders of more than 50% of Holdings' common stock approve the sale of Holdings or its subsidiaries, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell his or her common stock and preferred stock on the terms and conditions approved by the Board of Directors of Holdings and the holders of a majority of the common stock then outstanding. The Securities Holders Agreement also provides for additional restrictions on transfer of the common stock and preferred stock by the Company's executive officers, including the right of Holdings to purchase any and all common stock and preferred stock held by the Company's executive officers upon termination of their employment prior to the expiration of five years from the date the stock was acquired, at a formula price, and the grant of a right of first refusal in favor of Holdings in the event an executive officer elects to transfer such common stock or preferred stock.

         Registration Rights Agreement. BRS, the BRS Investors and the Management Stockholders are parties to a Registration Rights Agreement pursuant to which Holdings has granted registration rights to the stockholders of Holdings with respect to its common stock. Under the Registration Rights Agreement, Holdings has granted to BRS, the BRS Investors, Canterbury, the Canterbury Investors, CIT and the CIT Investors, two demand registration rights with respect to the shares of common stock held by them. All of the stockholders party to the Registration Rights Agreement have the right to participate, or "piggy-back," in certain registrations initiated by Holdings.

Bruckmann, Rosser, Sherrill & Co., Inc.
Management Agreement and Transaction Services Agreement

         The Company and Holdings are parties to a management services agreement (the "BRS Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of BRS, pursuant to which BRS & Co. is paid $500,000 per annum for management, business and organizational strategy and merchant and investment banking services rendered to the Company and Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of the Company's products, development of business plans, the structure of the Company's debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the BRS Management Agreement is restricted by the terms of the Company's indenture governing its 9 5/8% senior subordinated notes due 2007. The Company and BRS also are parties to a transaction services agreement pursuant to which BRS will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS in connection with acquisitions, divestitures and financings by the Company, which fee will not exceed 1.0% of the total transaction value.

Roseland Lease

         B&G Foods, Inc. is party to a lease for its Roseland facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, B&G's Chairman, is the general partner. The Company pays $59,600 per month in rent to 426 Eagle Rock Avenue Associates pursuant to the Roseland lease. In the opinion of management, the terms of the Roseland lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 28, 2002 and
         December 29, 2001.

         Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

         Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

         Notes to Consolidated Financial Statements.

         (2) FINANCIAL STATEMENT SCHEDULE.

         Valuation and Qualifying Accounts.

     (b) REPORTS ON FORM 8-K:

         None.

     (c) EXHIBITS


      EXHIBIT NO.                                                 DESCRIPTION
------------------------- --------------------------------------------------------------------------------------------
          2.1             Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove
                          Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires
                          Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan.  (Filed with the
                          Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on
                          August 3, 1998 and incorporated herein by reference)
          2.2             Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution
                          Company, International Home Foods, Inc. and M. Polaner, Inc.  (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February
                          19, 1999 and incorporated herein by reference)
          2.3             Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among
                          The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and,
                          as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed
                          April 1, 1999 and incorporated herein by reference).
          3.1             Certificate of Incorporation of B&G Foods, Inc.  (Filed with the Securities and Exchange
                          Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on
                          January 14, 1998 and incorporated herein by reference)
          3.2             Bylaws of B&G Foods, Inc.  (Filed with the Securities and Exchange Commission as Exhibit
                          3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and
                          incorporated herein by reference)


      EXHIBIT NO.                                                 DESCRIPTION
------------------------- --------------------------------------------------------------------------------------------
          3.3             Certificate of Incorporation of BGH Holdings, Inc.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No.
                          333-39813 on January 14, 1998 and incorporated herein by reference)
          3.4             Bylaws of BGH Holdings, Inc.  (Filed with the Securities and Exchange Commission as
                          Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998
                          and incorporated herein by reference)
          3.5             Certificate of Incorporation of Maple Groves Farms of Vermont, Inc.  (Filed with the
                          Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration
                          Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
          3.6             Bylaws of Maple Groves Farms of Vermont, Inc.  (Filed with the Securities and Exchange
                          Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on
                          May 9, 2002 and incorporated herein by reference)
          3.7             Certificate of Incorporation of Trappey's Fine Foods, Inc.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No.
                          333-39813 on January 14, 1998 and incorporated herein by reference)
          3.8             Bylaws of Trappey's Fine Foods, Inc.  (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14,
                          1998 and incorporated herein by reference)
          3.9             Certificate of Incorporation for Bloch & Guggenheimer, Inc.  (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No.
                          333-39813 on January 14, 1998 and incorporated herein by reference)
          3.10            Bylaws of Bloch & Guggenheimer, Inc.  (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14,
                          1998 and incorporated herein by reference)
          3.11            Certificate of Incorporation of RWBW Acquisition Corp.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.11 to Amendment No. 1 to Registration Statement No.
                          333-39813 on January 14, 1998 and incorporated herein by reference)
          3.12            Bylaws of RWBW Acquisition Corp.  (Filed with the Securities and Exchange Commission as
                          Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14,
                          1998 and incorporated herein by reference)
          3.13            Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc.  (Filed
                          with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to
                          Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
          3.14            Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No.
                          333-86062 on May 9, 2002 and incorporated herein by reference)
          3.15            Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company).
                          (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to
                          Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
          3.16            Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company).  (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No.
                          333-39813 on January 14, 1998 and incorporated herein by reference)
          3.17            Certificate of Incorporation of Heritage Acquisition Corp.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No.
                          333-86062 on May 9, 2002 and incorporated herein by reference)
          3.18            Bylaws of Heritage Acquisition Corp.  (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002
                          and incorporated herein by reference)
          3.19            Declaration of Trust of William Underwood Company.  (Filed with the Securities and
                          Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No.
                          333-86062 on May 9, 2002 and incorporated herein by reference)


      EXHIBIT NO.                                                 DESCRIPTION
------------------------- --------------------------------------------------------------------------------------------
          3.20            Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as
                          Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and
                          incorporated herein by reference)
          4.1             Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW
                          Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution
                          Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and
                          The Bank of New York, as trustee.  (Filed with the Securities and Exchange Commission as
                          Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
          4.2             First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August
                          11, 1997) between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch &
                          Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker,
                          Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood
                          Company, Heritage Acquisition Corp. and the Bank of New York.  (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No.
                          333-86062 on May 9, 2002 and incorporated herein by reference)
          4.3             Second Supplemental Indenture dated as of February 28, 2002 between B&G Foods, Inc., BGH
                          Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a.
                          Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont,
                          Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires
                          Jacques Et Fils, Inc. and the Bank of New York.  (Filed with the Securities and Exchange
                          Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on
                          May 9, 2002 and incorporated herein by reference)
          4.4             Indenture dated as of March 7, 2002 between B&G Foods, Inc, BGH Holdings, Inc., RWBV
                          Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of
                          Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition
                          Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as
                          trustee (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration
                          Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
          4.5             Form of the Company's 9 5/8% Senior Notes due 2007.  (Included in Exhibit 4.1 and 4.4)
          10.1            Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the
                          Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC.  (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No.
                          333-39813 on November 7, 1997 and incorporated herein by reference)
          10.2            Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto,
                          Lehman Brothers, Inc., and Lazard Freres & Co., LLC.  (Filed with the Securities and
                          Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7,
                          1997 and incorporated herein by reference)
          10.3            Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home
                          Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                          Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
          10.4            Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G
                          Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman
                          Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller
                          Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as
                          Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report
                          on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
          10.5            Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G
                          Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman
                          Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller
                          Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as
                          Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report
                          on Form 10-Q filed May 17, 1999 and incorporated herein by reference).


      EXHIBIT NO.                                                 DESCRIPTION
------------------------- --------------------------------------------------------------------------------------------
          10.6            Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings
                          Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial
                          Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on
                          Form 10-Q filed May 17, 1999 and incorporated herein by reference)
          10.7            Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods
                          Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II,
                          L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein
                          (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
          10.8            Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15,
                          1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York,
                          as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                          Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit
                          10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
          10.9            Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                          Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                          Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit
                          10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
         10.10            Second Amendment, dated as of March 5, 2002, to Revolving Credit Agreement, dated as of
                          March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods
                          Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers
                          Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc.
                          as syndication agent and administrative agent (Filed with the Securities and Exchange
                          Commission as Exhibit 10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on
                          May 9, 2002 and incorporated herein by reference.)
         10.11            Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15,
                          1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings
                          Corp., B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial,
                          Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit
                          10.11 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and
                          incorporated herein by reference.)
         10.12            Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc.,
                          RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods,
                          Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc.,
                          Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No.
                          333-86062 on April 11, 2002 and incorporated herein by reference.)
         10.13            Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH
                          Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc.,
                          Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires
                          Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman
                          Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange
                          Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and
                          incorporated herein by reference.)
          12.1            Computation of Ratio of Earnings to Fixed Charges (Filed herewith)



      EXHIBIT NO.                                                 DESCRIPTION
------------------------- --------------------------------------------------------------------------------------------
          21.1            Subsidiaries of the Company and the Additional Registrants.  (Filed herewith)














                                                          65

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 B&G FOODS, INC.


                                 By: /s/ David L. Wenner
                                    --------------------------------------------
                                    David L. Wenner
Date:  February 28, 2003            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                        TITLE                           DATE
------------------------------------------   ---------------------------------------    ---------------------
 /s/ Leonard S. Polaner                       Chairman of the Board of                  February 28, 2003
------------------------------------------      Directors
Leonard S. Polaner

 /s/ David L. Wenner                           President, Chief Executive Officer       February 28, 2003
------------------------------------------      and  Director (Principal
David L. Wenner                                 Executive Officer)

 /s/ Robert C. Cantwell                       Executive Vice President of               February 28, 2003
------------------------------------------      Finance and Chief Financial
Robert C. Cantwell                                Officer (Principal Financial and
                                                  Accounting Officer)

 /s/ Thomas Baldwin                           Director                                  February 28, 2003
------------------------------------------
Thomas Baldwin

 /s/ William F. Callahan III                  Director                                  February 28, 2003
------------------------------------------
William F. Callahan III

/s/ Alfred Poe                                Director                                  February 28, 2003
------------------------------------------
Alfred Poe

 /s/ Nicholas B. Dunphy                       Director                                  February 28, 2003
------------------------------------------
Nicholas B. Dunphy

 /s/ Stephen C. Sherrill                      Director                                  February 28, 2003
------------------------------------------
Stephen C. Sherrill

 /s/ James R. Chambers                        Director                                  February 28, 2003
------------------------------------------
James R. Chambers


                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

         I, David L. Wenner, certify that:

         1. I have reviewed this annual report on Form 10-K of B&G Foods, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


 /s/ David L. Wenner
----------------------------------
David L. Wenner
Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

         I, Robert C. Cantwell, certify that:

         1. I have reviewed this annual report on Form 10-K of B&G Foods, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


 /s/ Robert C. Cantwell
----------------------------------
Robert C. Cantwell
Chief Financial Officer


                                                   INDEX TO EXHIBITS
      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------
          2.1            Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove
                         Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires
                         Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan.  (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998
                         and incorporated herein by reference)
          2.2            Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution
                         Company, International Home Foods, Inc. and M. Polaner, Inc.  (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19,
                         1999 and incorporated herein by reference)
          2.3            Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among
                         The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition
                         Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on
                         Form 8-K filed April 1, 1999 and incorporated herein by reference).
          3.1            Certificate of Incorporation of B&G Foods, Inc.  (Filed with the Securities and Exchange
                         Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on
                         January 14, 1998 and incorporated herein by reference)
          3.2            Bylaws of B&G Foods, Inc.  (Filed with the Securities and Exchange Commission as Exhibit
                         3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and
                         incorporated herein by reference)
          3.3            Certificate of Incorporation of BGH Holdings, Inc.  (Filed with the Securities and Exchange
                         Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on
                         January 14, 1998 and incorporated herein by reference)
          3.4            Bylaws of BGH Holdings, Inc.  (Filed with the Securities and Exchange Commission as Exhibit
                         3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and
                         incorporated herein by reference)
          3.5            Certificate of Incorporation of Maple Groves Farms of Vermont, Inc.  (Filed with the
                         Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration
                         Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
          3.6            Bylaws of Maple Groves Farms of Vermont, Inc.  (Filed with the Securities and Exchange
                         Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May
                         9, 2002 and incorporated herein by reference)
          3.7            Certificate of Incorporation of Trappey's Fine Foods, Inc.  (Filed with the Securities and
                         Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No.
                         333-39813 on January 14, 1998 and incorporated herein by reference)

      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------

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

      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------
         3.19            Declaration of Trust of William Underwood Company.  (Filed with the Securities and Exchange
                         Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on
                         May 9, 2002 and incorporated herein by reference)
         3.20            Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as
                         Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and
                         incorporated herein by reference)
          4.1            Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW
                         Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution
                         Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and
                         The Bank of New York, as trustee.  (Filed with the Securities and Exchange Commission as
                         Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
          4.2            First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August
                         11, 1997) between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch &
                         Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker,
                         Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood
                         Company, Heritage Acquisition Corp. and the Bank of New York.  (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No.
                         333-86062 on May 9, 2002 and incorporated herein by reference)
          4.3            Second Supplemental Indenture dated as of February 28, 2002 between B&G Foods, Inc., BGH
                         Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a.
                         Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont,
                         Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires
                         Jacques Et Fils, Inc. and the Bank of New York.  (Filed with the Securities and Exchange
                         Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May
                         9, 2002 and incorporated herein by reference)
          4.4            Indenture dated as of March 7, 2002 between B&G Foods, Inc, BGH Holdings, Inc., RWBV
                         Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of
                         Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp.,
                         Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee
                         (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement
                         No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
          4.5            Form of the Company's 9 5/8% Senior Notes due 2007.  (Included in Exhibit 4.1 and 4.4)

      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------
         10.1            Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the
                         Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC.  (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No.
                         333-39813 on November 7, 1997 and incorporated herein by reference)
         10.2            Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto,
                         Lehman Brothers, Inc., and Lazard Freres & Co., LLC.  (Filed with the Securities and
                         Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7,
                         1997 and incorporated herein by reference)
         10.3            Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home
                         Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                         Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
         10.4            Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G
                         Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman
                         Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial,
                         Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and
                         Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May
                         17, 1999 and incorporated herein by reference).
         10.5            Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods,
                         Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers
                         Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as
                         Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and
                         Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May
                         17, 1999 and incorporated herein by reference).
         10.6            Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings
                         Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial
                         Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form
                         10-Q filed May 17, 1999 and incorporated herein by reference)
         10.7            Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods
                         Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II,
                         L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein
                         (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------
         10.8            Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15,
                         1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York,
                         as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                         Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.15
                         to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
         10.9            Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as
                         Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman
                         Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit
                         10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
         10.10           Second Amendment, dated as of March 5, 2002, to Revolving Credit Agreement, dated as of
                         March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods
                         Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc.,
                         as advisor, lead arranger and book manager, The Bank of New York, as documentation agent,
                         Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc. as syndication agent and administrative agent (Filed with the Securities and Exchange
                         Commission as Exhibit 10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on
                         May 9, 2002 and incorporated herein by reference.)
         10.11           Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15,
                         1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp.,
                         B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.11 to
                         Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)

      EXHIBIT NO.                                                DESCRIPTION
------------------------ ---------------------------------------------------------------------------------------------
         10.12           Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc.,
                         RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods,
                         Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc.,
                         Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No.
                         333-86062 on April 11, 2002 and incorporated herein by reference.)
         10.13           Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH
                         Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc.,
                         Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires
                         Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman
                         Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
         12.1            Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
         21.1            Subsidiaries of the Company and the Additional Registrants.  (Filed herewith)


