Form 10-Q
period 2003-03-29
B&G FOODS INC
filed 2003-04-25
CIK 1049172

As filed with the Securities and Exchange Commission on April 25, 2003

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       (Mark one)     Quarterly Report Pursuant to Section 13 or 15(d)
         [X]               of the Securities Exchange Act of 1934

                      For the quarterly period ended March 29, 2003

                                       or


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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   [ ]     No   [X]

         As of April 25, 2003, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

================================================================================

                        B&G Foods, Inc. and Subsidiaries


                                      Index

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets....................................1

             Consolidated Statements of Income..............................2

             Consolidated Statements of Cash Flows..........................3

             Notes to Consolidated Financial Statements.....................4

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............7

      Item 3.    Quantitative and Qualitative Disclosures about
                 Market Risk...............................................13

      Item 4.    Controls and Procedures...................................13

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

      Item 3.    Defaults Upon Senior Securities...........................14

      Item 4.    Submission of Matters to a Vote of Security Holders.......14

      Item 5.    Other Information.........................................14

      Item 6.    Exhibits and Reports on Form 8-K..........................15
                 (a)  Exhibits
                 (b)  Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

INDEX TO EXHIBITS


                                      (i)

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                   Assets                                        March 29, 2003      December 28, 2002
                                                                 --------------      -----------------
                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                  $        11,311      $    15,866
      Trade accounts receivable, net                                      18,774           21,900
      Inventories                                                         64,163           67,536
      Prepaid expenses                                                     2,310            2,024
      Deferred income taxes                                                1,485            1,485
                                                                 --------------------------------
           Total current assets                                           98,043          108,811

Property, plant and equipment, net                                        37,323           37,414
Goodwill                                                                 112,319          112,319
Trademarks                                                               162,781          162,781
Other assets                                                               8,663            9,348
                                                                 --------------------------------

                                                                 $       419,129      $   430,673
                                                                 ================================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                     $           336    $         370
      Trade accounts payable                                              16,467           18,826
      Accrued expenses                                                    12,328           19,425
      Due to related party                                                    83              208
                                                                 --------------------------------
           Total current liabilities                                      29,214           38,829

Long-term debt                                                           268,425          273,426
Deferred income taxes                                                     40,863           40,046
Other liabilities                                                            305              291
                                                                 --------------------------------
           Total liabilities                                             338,807          352,592

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,392           56,392
Retained earnings                                                         23,930           21,689
                                                                 --------------------------------
           Total stockholder's equity                                     80,322           78,081
                                                                 --------------------------------

                                                                 $       419,129      $   430,673
                                                                 ================================

                See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                        Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Thirteen Weeks Ended
                                                      March 29,       March 30,
                                                        2003           2002
                                                      ---------       ---------

Net sales...................................         $   67,454     $   66,210
Cost of goods sold..........................             47,388         45,505
                                                     ----------     ----------
    Gross profit............................             20,066         20,705
Sales, marketing and distribution expenses                7,443          7,900
General and administrative expenses.........              1,632          1,278
Management fees-related party...............                125            125
                                                     ----------     ----------
    Operating income........................             10,866         11,402
Interest expense............................              7,223          6,372
                                                     ----------     ----------
    Income before income tax expense .......              3,643          5,030
Income tax expense .........................              1,402          2,012
                                                     ----------     ----------
    Net income .............................         $    2,241     $    3,018
                                                     ==========     ==========


                See notes to consolidated financial statements.

                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        Thirteen Weeks Ended
                                                                                March 29, 2003        March 30, 2002
                                                                                --------------        --------------

Cash flows from operating activities:
Net income................................................................         $       2,241       $       3,018
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................                 1,361               1,226
   Deferred income tax expense............................................                   817               2,012
   Amortization of deferred debt issuance costs and bond discount.........                   743                 516
   Provision for bad debt.................................................                   575                  11
   Changes in assets and liabilities, net of effects of net assets sold:
         Trade accounts receivable........................................                 2,551               4,537
         Inventories......................................................                 3,373              (1,123)
         Prepaid expenses.................................................                  (286)               (484)
         Other assets.....................................................                    (1)                  -
         Trade accounts payable...........................................                (2,359)             (4,480)
         Accrued expenses.................................................                (7,138)             (4,795)
         Due to related parties...........................................                  (125)               (125)
         Other liabilities................................................                    14                  14
                                                                                   --------------      --------------
     Net cash provided by operating activities............................                 1,766                 327

Cash flows from investing activities:
   Capital expenditures...................................................                (1,229)             (1,641)
                                                                                   --------------      --------------
     Net cash used in investing activities................................                (1,229)             (1,641)

Cash flows from financing activities:
   Payments of long-term debt.............................................                (5,092)           (100,438)
   Proceeds from issuance of long-term debt...............................                     -              98,760
   Payments of debt issuance costs........................................                     -              (3,247)
                                                                                   --------------      --------------
     Net cash used in financing activities................................                (5,092)             (4,925)

                                                                                   --------------      --------------
     Decrease in cash and cash equivalents................................                (4,555)             (6,239)

Cash and cash equivalents at beginning of period..........................                15,866              15,055
                                                                                   --------------      --------------

Cash and cash equivalents at end of period................................         $      11,311              $8,816
                                                                                   ==============      ==============

Supplemental disclosure of cash flow information - Cash paid for:
     Interest.............................................................         $      11,788       $       9,821
     Income taxes.........................................................         $         214       $         279


                See notes to consolidated financial statements.


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 29, 2003 and the results of their operations and their cash flows for the thirteen-week periods ended March 29, 2003 and March 30, 2002.

         The results of operations for the thirteen-week period ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)      Adoption of New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted Statement No. 143 on December 29, 2002 and such adoption had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when such costs are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") pursuant to Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Statement No. 146 replaces EITF 94-3. The Company adopted this Statement on December 30, 2002 and will apply it prospectively based on future exit or disposal activity.

(3)      Nature of Operations

         The Company operates in one industry segment and manufactures, sells and distributes a diverse portfolio of high quality branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

(4)      Inventories

         Inventories consist of the following:

                                        March 29, 2003        December 28, 2002
                                        --------------        -----------------
Raw materials and packaging.......       $      14,202           $     13,601
Work in process...................               1,135                  1,623
Finished goods....................              48,826                 52,312
                                         -------------           ------------
                                         $      64,163           $     67,536
                                         =============           =============

(5)      Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A"), which has been paid in full, and a $150,000 (initial amount) seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at March 29, 2003 and December 28, 2002. The outstanding balances for Term Loan A and Term Loan B at March 29, 2003 were $0 and $49,763, respectively.

         The Company has outstanding $220,000 of 9 5/8% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under Term Loan A, and to reduce the amount outstanding under Term Loan B, and pay related deferred debt issuance costs.

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

         The indentures for the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person or entity, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, or engage in certain business activities.

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

(6)      Environmental Matters

         Except as described below, the Company has not made any material expenditures during the last fiscal year in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended March 29, 2003 compared to 13 week period ended March 30, 2002.

         Net Sales. Net sales increased $1.3 million or 1.9% to $67.5 million for the thirteen week period ended March 29, 2003 (the "2003 Quarterly Period") from $66.2 million for the thirteen week period ended March 30, 2002 (the "2002 Quarterly Period"). Sales of the Company's line of Underwood brands, Polaner brands, B&M Baked Beans and Bloch & Guggenheimer products increased $1.1 million, $0.4 million, $0.3 million and $0.3 million or 26.7%, 4.9%, 6.1% and 2.6%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in Vermont Maid brands and Regina products in the amounts of $0.5 million and $0.3 million or 54.8% and 7.4%, respectively.

         Gross Profit. Gross profit decreased $0.6 million or 3.1% to $20.1 million for the 2003 Quarterly Period from $20.7 million for the 2002 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 29.7% for the 2003 Quarterly Period from 31.3% for the 2002 Quarterly Period. The decrease in gross profit percentage is due in part to an increase in trade spending of 0.7% and an increase in costs of maple syrup of 0.9%.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.5 million or 5.8% to $7.4 million for the 2003 Quarterly Period from $7.9 million for the 2002 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 11.0% in the 2003 Quarterly Period from 11.9% in the 2002 Quarterly Period. Marketing costs decreased $0.3 million or 16.3% and warehousing costs decreased $0.2 million or 16.2% due to reductions in headcount.

         General and Administrative Expenses. General and administrative expenses and management fees increased $0.4 million or 25.2% to $1.8 million for the 2003 Quarterly Period from $1.4 million in the 2002 Quarterly Period. Included in the 2003 Quarterly Period is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc. ("Fleming"), which filed for Chapter 11 bankruptcy on April 1, 2003. All other expenses decreased $0.2 million.

         Operating Income. As a result of the foregoing, operating income decreased $0.5 million or 4.7% to $10.9 million for the 2003 Quarterly Period from $11.4 million for the 2002 Quarterly Period. Operating income expressed as a percentage of net sales decreased to 16.1% in the 2003 Quarterly Period from 17.2% in the 2002 Quarterly Period.

         Interest Expense. Interest expense increased $0.9 million to $7.2 million for the 2003 Quarterly Period from $6.4 million in the 2002 Quarterly Period as a result of higher fixed interest rates in the 2003 Quarterly Period as a result of the issuance of the New Notes and the related refinancing at the end of the 2002 Quarterly Period.

         Income Tax Expense. Income tax expense decreased $0.6 million or 30.3% to $1.4 million for the 2003 Quarterly Period from $2.0 million in the 2002 Quarterly Period. The Company's effective tax rate was 38.5% for the 2003 Quarterly Period and 40.0% for the 2002 Quarterly Period.

         EBITDA. Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its investors. The Company believes that EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA for the thirteen weeks ended March 29, 2003 and March 30, 2002 is calculated as follows (dollars in millions):

                                                Thirteen weeks ended
                                        March 29, 2003       March 30, 2002
                                        --------------       --------------

Net income (1)                                  2.2                  3.0
Depreciation and amortization                   1.4                  1.3
Income tax expense                              1.4                  2.0
Interest expense                                7.2                  6.4
                                             ------               ------
EBITDA                                       $ 12.2               $ 12.6
                                             ======               ======

(1) NET INCOME INCLUDES A BAD DEBT EXPENSE INCURRED FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003 OF $0.6 MILLION RELATING TO FLEMING WHICH FILED FOR CHAPTER 11 BANKRUPTCY ON APRIL 1, 2003.

Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $1.4 million to $1.8 million for the 2003 Quarterly Period from cash provided by operating activities of $0.3 million in the 2002 Quarterly Period. The increase was due to a decrease in inventory which was partially offset by an increase in trade accounts receivable and a decrease in net income. Working capital at March 29, 2003 was $68.8 million, a decrease of $1.2 million over working capital at December 28, 2002 of $70.0 million.

         Net cash used in investing activities for the 2003 Quarterly Period was $1.2 million as compared to net cash used in investing activities of $1.6 million for the 2002 Quarterly Period. Capital expenditures during the 2003 Quarterly Period of $1.2 million included purchases of manufacturing and computer equipment and were $0.4 million below the $1.6 million in similar capital expenditures for the 2002 Quarterly Period.

         Net cash used in financing activities for the 2003 Quarterly Period was $5.1 million as compared to $4.9 million for the 2002 Quarterly Period. The net cash used by financing activities for the 2003 Quarterly Period included the Company's required $0.1 million quarterly payment under Term Loan B and an additional prepayment of $5.0 million under Term Loan B. The net cash used by financing activities for the 2002 Quarterly Period included a payment of $38.3 million toward the remaining balance of Term Loan A and a partial prepayment of $62.1 million toward Term Loan B. These payments totaled $100.4 million and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.1 million quarterly payment under Term Loan B and an additional prepayment of $4.5 million under Term Loan B. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Quarterly Period. The net cash used in financing activities for the 2002 Quarterly Period were partially offset by the proceeds received from the issuance of the New Notes.

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

Environmental Clean-Up

         Except as described below, the Company has not made any material expenditures during the last fiscal year in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

Debt

         The Company has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The 9 5/8% Senior Subordinated Notes contain certain transfer restrictions.

         The Company is a party to a $280 million Senior Secured Credit Facility ("Senior Secured Credit Facility") comprised of a $60 million five-year Revolving Credit Facility ("Revolving Credit Facility"), a $70 million five-year Term Loan A ("Term Loan A"), which has been paid in full, and a $150 million seven-year Term Loan B ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40 million per year. There were no borrowings outstanding under the Revolving Credit Facility at March 29, 2003. The outstanding balances for Term Loan A and Term Loan B at March 29, 2003 were $0 and $49.8 million, respectively.

Future Capital Needs

         The Company is highly leveraged. On March 29, 2003, the Company's total long-term debt (including current installments) and stockholder's equity was $268.8 million and $80.3 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, and working capital needs. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $59.0 million at March 29, 2003, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, and fund capital expenditures.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted Statement No. 143 on December 29, 2002 and such adoption had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when such costs are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") pursuant to Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Statement No. 146 replaces EITF 94-3. The Company adopted this Statement on December 30, 2002 and will apply it prospectively based on future exit or disposal activity.

Related-Party Transactions

         The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), pursuant to which BRS & Co. is paid an annual fee of $500,000 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS and its affiliates, together with members of the Company's management and Board of Directors, own B&G Foods Holdings Corp. ("Holdings"), the sole stockholder of the Company. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of Holdings. The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value.

         The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009.

         Holdings has an Incentive Stock Option Plan (the "Plan') for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holdings' common stock. The Plan provides for grants of incentive stock options or non-qualified stock options. Under the Plan, the Board of Directors of Holdings determines the exercise price of options granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. No options were granted in fiscal 2002 or during the 2003 Quarterly Period. As of March 29, 2003, 6,625 options were outstanding, all of which were incentive stock options.

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

         The significant accounting policies are described in Note 2 of the notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition.

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

Commitments and Contractual Obligations

         Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and management fees as set forth in the following table as of March 29, 2003:


                             Payments Due by Period
                                 (In thousands)

Contractual Obligations:                   Total       Year 1       Year 2      Year 3       Year 4       Year 5 and
------------------------                   -----       -------      ------      ------       ------       ----------
                                                                                                          thereafter

Long-term debt                             $268,761         $336     $24,209      $25,218           $0         $218,998
Operating leases                             14,670        3,827       3,353        2,700        1,731            3,059
Management fees                               1,900          500         500          500          400                0
                                           --------       ------     -------      -------       ------         --------
Total contractual cash obligations         $285,331       $4,663     $28,062      $28,418       $2,131         $222,057
                                           ========       ======     =======      =======       ======         ========


Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the businesses it has acquired, terrorist attacks, increased competition, environmental liabilities, lower sales volumes for the Company's products and higher costs of food product raw materials, as well as factors that affect the food industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of March 29, 2003, the Company's only variable rate borrowings were under Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 29, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

         The Company also has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by the Company through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million Senior Subordinated Notes at March 29, 2003, based on quoted market prices, was $227.7 million.

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

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   EXHIBIT NO.                             DESCRIPTION
---------------         --------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                        Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference).
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                        3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                     Certificate  of  Incorporation  of  BGH  Holdings,  Inc.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5 Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6 Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                        3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11                    Certificate of Incorporation  of RWBW Acquisition  Corp.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.12 Bylaws of RWBW Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.13                    Certificate   of    Incorporation    of   Les   Produits
                        Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14 Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the
                        Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16                    Bylaws of Polaner,  Inc.  (f/k/a  Roseland  Distribution
                        Company).   (Filed  with  the  Securities  and  Exchange
                        Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17 Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18 Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19                    Declaration  of  Trust  of  William  Underwood  Company.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20 Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 between B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland
                        Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-

                        86062  on  May  9,  2002  and  incorporated   herein  by
                        reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 between B&G Foods, Inc., BGH Holdzings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Indenture dated as of March 7, 2002 between B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
4.5                     Form of the  Company's  9 5/8%  Senior  Notes  due 2007.
                        (Included  in  Exhibit  4.1 and 4.4)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4 Revolving Credit Agreement, dated as of March 15, 1999 among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.5 Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference).
10.6 Guarantee and Collateral Agreement, dated as of March 15, 1999, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference)

10.7 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury
                        Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.8 Amendment, dated as of May 12, 2000, to Revolving Credit Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper Inc. as Syndication Agent and Administrative Agent (Filed as
                        Exhibit 10.15 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.9 Amendment, dated as of May 12, 2000, to Term Loan Agreement, dated as of March 15, 1999, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Heller Financial, Inc., as Co-Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Administrative Agent (Filed as Exhibit 10.16 to the Company's Report on Form 10-Q filed May 15, 2000 and incorporated herein by reference)
10.10 Second Amendment, dated as of March 5, 2002, to Revolving Credit Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper Inc. as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit
                        10.10 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.11 Second Amendment, dated as of March 5, 2002, to Term Loan Agreement, dated as of March 15, 1999, as Amended by the Amendment dated as of May 12, 2000, among B&G Foods Holdings Corp., B&G Foods, Inc., the several financial institutions or entities from time to time parties to the Term Loan Agreement thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of New York, as documentation agent, Heller Financial, Inc., as co-documentation agent, and Lehman Commercial Paper, Inc., as syndication agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.11 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference.)
10.12 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
10.13 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les

                        Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference.)
99.1                    Chief  Executive  Officer's  certification  pursuant  to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.2                    Chief  Financial  Officer's  certification  pursuant  to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)      Reports on Form 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 25, 2003          B&G FOODS, INC.


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


Date:  April 25, 2003



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


Date:  April 25, 2003


/s/ Robert C. Cantwell
-----------------------
Robert C. Cantwell
Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT NO.                             DESCRIPTION
---------------         --------------------------------------------------------

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