Form 10-Q
period 2003-06-28
B&G FOODS INC
filed 2003-07-23
CIK 1049172

As filed with the Securities and Exchange Commission on July 23, 2003

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     (Mark one)    Quarterly Report Pursuant to Section 13 or 15(d)
        [X]            of the Securities Exchange Act of 1934

                  For the quarterly period ended June 28, 2003

                                       or


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

     As of July 23, 2003, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

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

                Consolidated Statements of Income............................................................2

                Consolidated Statements of Cash Flows........................................................3

                Notes to Consolidated Financial Statements...................................................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................7

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk.............................................................................15

         Item 4.    Controls and Procedures.................................................................15

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................................15

         Item 2.    Changes in Securities and Use of Proceeds...............................................16

         Item 3.    Defaults Upon Senior Securities.........................................................16

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................16

         Item 5.    Other Information.......................................................................16

         Item 6.    Exhibits and Reports on Form 8-K........................................................17
                    (a)    Exhibits
                    (b)    Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

INDEX TO EXHIBITS

                                                      (i)



                                               PART I
                                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  B&G Foods, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                            (Dollars in thousands, except per share data)

                   Assets                                         June 28, 2003   December 28, 2002
                                                                  -------------   -----------------
                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents                                   $       13,896     $     15,866
      Trade accounts receivable, net                                      19,336           21,900
      Inventories                                                         69,110           67,536
      Prepaid expenses                                                     3,650            2,024
      Deferred income taxes                                                1,485            1,485
                                                                  -------------------------------
           Total current assets                                          107,477          108,811

Property, plant and equipment, net                                        37,843           37,414
Goodwill                                                                 112,319          112,319
Trademarks          162,781                                              162,781
Other assets                                                               7,977            9,348
                                                                  -------------------------------

                                                                  $      428,397     $    430,673
                                                                  ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt                      $        5,670     $        370
      Trade accounts payable                                              19,343           18,826
      Accrued expenses18,140                                              19,425
      Due to related party                                                   208              208
                                                                  -------------------------------
           Total current liabilities                                      43,361           38,829

Long-term debt                                                           258,065          273,426
Deferred income taxes 42,300                                              40,046
Other liabilities                                                            319              291
                                                                  -------------------------------
           Total liabilities                                             344,045          352,592

Stockholder's equity:
Common stock, $.01 par value per share.  Authorized
      1,000 shares; issued and outstanding 1 share                          -                -
Additional paid-in capital                                                56,392           56,392
Retained earnings                                                         27,960           21,689
                                                                  -------------------------------
           Total stockholder's equity                                     84,352           78,081
                                                                  -------------------------------

                                                                  $      428,397     $    430,673
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




                                           B&G Foods, Inc. and Subsidiaries
                                          Consolidated Statements of Income
                                                (Dollars in thousands)
                                                     (Unaudited)

                                                         Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                    June 28, 2003    June 29, 2002    June 28, 2003    June 29, 2002
                                                    -------------    -------------    -------------    -------------

Net sales...................................         $   76,369        $   77,850      $  143,823        $  144,060
Cost of goods sold..........................             52,862            53,576         100,250            99,081
                                                     ----------        ----------      ----------        ----------
    Gross profit............................             23,507            24,274          43,573            44,979
Sales, marketing and distribution expenses                8,962             9,439          16,405            17,339
General and administrative expenses.........              1,093             1,311           2,725             2,589
Management fees-related party...............                125               125             250               250
                                                     ----------        ----------      ----------        ----------
    Operating income........................             13,327            13,399          24,193            24,801
Derivative gain.............................                  0           (1,057)               0           (1,057)
Interest expense............................              6,774             6,562          13,997            12,934
                                                     ----------        ----------      ----------        ----------
    Income before income tax expense .......              6,553             7,894          10,196            12,924
Income tax expense .........................              2,523             3,187           3,925             5,199
    Net income .............................         $    4,030        $    4,707      $    6,271        $    7,725
                                                     ==========        ==========      ==========        ==========


                                   See notes to consolidated financial statements.

                                                          2


                                           B&G Foods, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                (Dollars in thousands)
                                                     (Unaudited)


                                                                                         Twenty-six Weeks Ended
                                                                                   June 28, 2003       June 29, 2002
                                                                                   -------------       -------------

Cash flows from operating activities:
Net income................................................................         $       6,271       $       7,725
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................                 2,741               2,528
   Deferred income tax expense............................................                 2,254               2,031
   Amortization of deferred debt issuance costs and bond discount.........                 1,487               1,199
   Provision for bad debt.................................................                   585                  39
   Changes in assets and liabilities:
         Trade accounts receivable........................................                 1,979                (232)
         Inventories......................................................                (1,574)               (133)
         Prepaid expenses.................................................                (1,626)             (2,131)
         Other assets.....................................................                    (1)             (1,023)
         Trade accounts payable...........................................                   517              (4,103)
         Accrued expenses.................................................                (1,390)              3,258
         Other liabilities................................................                    28                  28
                                                                                   -------------       -------------
     Net cash provided by operating activities............................                11,271               9,186

Cash flows from investing activities:
   Capital expenditures...................................................                (3,065)             (3,957)
                                                                                   -------------       -------------
     Net cash used in investing activities................................                (3,065)             (3,957)

Cash flows from financing activities:
   Payments of long-term debt.............................................               (10,176)           (104,811)
   Proceeds from issuance of long-term debt...............................                     0              98,760
   Payments of debt issuance costs........................................                     0              (3,654)
                                                                                   -------------       -------------
     Net cash used in financing activities................................               (10,176)             (9,705)

                                                                                   -------------       -------------
     Decrease in cash and cash equivalents................................                (1,970)             (4,476)

Cash and cash equivalents at beginning of period..........................                15,866              15,055
                                                                                   -------------       -------------

Cash and cash equivalents at end of period................................        $       13,896       $      10,579
                                                                                  ==============       =============

Supplemental disclosure of cash flow information - Cash paid for:
     Interest.............................................................        $       12,621       $      17,965
     Income taxes.........................................................        $          337       $         923

                                   See notes to consolidated financial statements.



                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 28, 2003 and the results of their operations and their cash flows for the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002.

         The results of operations for the thirteen and twenty-six week periods ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(4)      Inventories


         Inventories consist of the following:
                                                                      June 28, 2003       December 28, 2002
                                                                      -------------       -----------------
Raw materials and packaging...................................        $      22,525        $     13,601
Work in process...............................................                1,001               1,623
Finished goods................................................               45,584              52,312
                                                                      -------------        ------------

                                                                      $      69,110        $     67,536
                                                                      =============        ============

(5)      Debt

         The Company is a party to a $280,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") comprised of a $60,000 five-year revolving credit facility ("Revolving Credit Facility"), a $70,000 (initial amount) five-year Term Loan A ("Term Loan A"), which has been paid in full, and a $150,000 (initial amount) seven-year Term Loan B ("Term Loan B," and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40,000 per year. There were no borrowings outstanding under the Revolving Credit Facility at each of June 28, 2003 and December 28, 2002. At each of June 28, 2003 and December 28, 2002, letters of credit of approximately $1,627 were outstanding under the Revolving Credit Facility. The outstanding balances for Term Loan A and Term Loan B at June 28, 2003 were $0 and $44,679, respectively.

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

(6)      Environmental Matters

         Except as described below, the Company has not made any material expenditures during the twenty-six week period ended June 28, 2003 nor during the fiscal year ended December 28, 2002 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $0.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         13 week period ended June 28, 2003 compared to 13 week period ended June 29, 2002.

         Net Sales. Net sales decreased $1.5 million or 1.9% to $76.4 million for the thirteen week period ended June 28, 2003 (the "2003 Quarterly Period") from $77.9 million for the thirteen week period ended June 29, 2002 (the "2002 Quarterly Period"). Sales of the Company's line of Maple Grove Farms Of Vermont brands,

Las Palmas brands and Bloch & Guggenheimer products increased $0.7 million, $0.7 million and $0.3 million or 6.8%, 17.0% and 2.6%, respectively, reflecting higher unit volume. These increases were more than offset by a reduction of sales in B&M Baked Beans, Polaner brands, Accent brand, Regina products and Joan of Arc brands in the amounts of $1.0 million, $0.8 million, $0.4 million, $0.3 million and $0.3 million or 8.6%, 9.0%, 9.1%, 10.3% and 21.5%, respectively. All other brands decreased $0.4 million or 1.9%.

         Gross Profit. Gross profit decreased $0.8 million or 3.2% to $23.5 million for the 2003 Quarterly Period from $24.3 million for the 2002 Quarterly Period. Gross profit expressed as a percentage of net sales decreased to 30.8% for the 2003 Quarterly Period from 31.2% for the 2002 Quarterly Period. The decrease of 0.4% in gross profit percentage is due to increases in cost of maple syrup of 0.5%, common carrier costs of 0.3% and under-absorption at manufacturing facilities of 0.7%, which was partially offset by savings in trade spending of 0.8% and reduced costs of co-pack products of 0.5%.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.5 million or 5.1% to $9.0 million for the 2003 Quarterly Period from $9.4 million for the 2002 Quarterly Period. Such expenses expressed as a percentage of net sales decreased to 11.7% in the 2003 Quarterly Period from 12.1% in the 2002 Quarterly Period. Marketing spending decreased $0.8 million which was more than offset by an increase in media advertising of $0.4 million. Distribution expenses decreased $0.1 million.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $0.2 million or 15.2% to $1.2 million for the 2003 Quarterly Period from $1.4 million in the 2002 Quarterly Period. The decrease of $0.2 million related to a reduction in salary and fringe benefits costs.

         Operating Income. As a result of the foregoing, operating income decreased $0.1 million or 0.5% to $13.3 million for the 2003 Quarterly Period from $13.4 million for the 2002 Quarterly Period. Operating income expressed as a percentage of net sales increased to 17.5% in the 2003 Quarterly Period from 17.2% in the 2002 Quarterly Period.

         Interest Expense. Interest expense increased $0.2 million to $6.8 million for the 2003 Quarterly Period from $6.6 million in the 2002 Quarterly Period as a result of higher fixed interest rates in the 2003 Quarterly Period and because the Company is no longer a party to the interest rate swap agreement that was in place during the 2002 Quarterly Period. The decrease in the effective tax rate is primarily due to the effect of state tax planning initiatives.

         Derivative Gain. Income of $1.1 million was recorded in the 2002 Quarterly Period reflecting the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

         Income Tax Expense. Income tax expense decreased $0.7 million or 20.8% to $2.5 million for the 2003 Quarterly Period from $3.2 million in the 2002 Quarterly Period. The Company's effective tax rate was 38.5% for the 2003 Quarterly Period and 40.4% for the 2002 Quarterly Period.

         EBITDA. Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. EBITDA and Adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities. The Company's Adjusted

EBITDA for the thirteen weeks ended June 28, 2003 and June 29, 2002 is calculated as follows (dollars in millions):

                                                       Thirteen weeks ended
                                                       --------------------
                                                June 28, 2003      June 29, 2002
                                                -------------      -------------

Net income                                          $  4.0               $  4.7
Depreciation and amortization                          1.4                  1.3
Income tax expense                                     2.5                  3.2
Interest expense                                       6.8                  6.6
                                                    ------               ------
EBITDA                                                14.7                 15.8
Derivative gain                                        0.0                 (1.1)
                                                    ------              -------
Adjusted EBITDA                                     $ 14.7              $  14.7
                                                    ======              =======


26 week period ended June 28, 2003 compared to 26 week period ended June 29, 2002.

         Net Sales. Net sales decreased $0.2 million or 0.2% to $143.8 million for the twenty-six week period ended June 28, 2003 (the "2003 Year-to-Date Period") from $144.1 million for the twenty-six week period ended June 29, 2002 (the "2002 Year-to-Date Period"). Sales of the Company's line of Underwood brands, Maple Grove Farms Of Vermont brands, Las Palmas brands, and Bloch & Guggenheimer products increased $1.2 million, $0.8 million, $0.8 million and $0.6 million or 12.9%, 4.1%, 9.9% and 2.6%, respectively, reflecting higher unit volume. These increases were more than offset by a reduction of sales in B&M Baked Beans, Regina products, Accent brand, Joan of Arc brands, Polaner brands, and Vermont Maid brands in the amounts of $0.7 million, $0.6 million, $0.6 million, $0.4 million, $0.4 million and $0.3 million or 4.1%, 8.8%, 6.4%, 9.3%,
2.1% and 24.8%, respectively. All other brands decreased $0.6 million or 3.0%.

         Gross Profit. Gross profit decreased $1.4 million or 3.1% to $43.6 million for the 2003 Year-to-Date Period from $45.0 million for the 2002 Year-to-Date Period. Gross profit expressed as a percentage of net sales decreased to 30.3% for the 2003 Year-to-Date Period from 31.2% for the 2002 Year-to-Date Period. The decrease of 0.9% in gross profit percentage is due to an increase in cost of maple syrup of 0.6% and other raw materials of 0.2%, under-absorption at manufacturing facilities of 0.6%, partially offset by savings in co-pack products of 0.5%.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.9 million or 5.4% to $16.4 million for the 2003 Year-to-Date Period from $17.3 million for the 2002 Year-to-Date Period. Such expenses expressed as a percentage of net sales decreased to 11.4% in the 2003 Year-to-Date Period from 12.0% in the 2002 Year-to-Date Period. Marketing costs decreased $0.6 million or 9.6% and warehousing costs decreased $0.3 million or 12.4% due to reductions in headcount.

         General and Administrative Expenses. General and administrative expenses and management fees increased $0.1 million or 4.8% to $3.0 million for the 2003 Year-to-Date Period from $2.8 million in the 2002 Year-to-Date Period. Included in the 2003 Year-to-Date Period is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc. ("Fleming"), which filed for Chapter 11 bankruptcy on April 1, 2003. All other general and administrative expenses decreased $0.5 million.

         Operating Income. As a result of the foregoing, operating income decreased $0.6 million or 2.5% to $24.2 million for the 2003 Year-to-Date Period from $24.8 million for the 2002 Year-to-Date Period. Operating income expressed as a percentage of net sales decreased to 16.8% in the 2003 Year-to-Date Period from 17.2% in the 2002 Year-to-Date Period.

         Derivative Gain. Income of $1.1 million was recorded in the 2002 Year-to-Date Period reflecting the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

         Interest Expense. Interest expense increased $1.1 million to $14.0 million for the 2003 Year-to-Date Period from $12.9 million in the 2002 Year-to-Date Period as a result of higher fixed interest rates in the 2003 Year-to-Date Period as a result of the issuance of the New Notes and the related refinancing at the end of the first fiscal quarter of 2002.

         Income Tax Expense. Income tax expense decreased $1.3 million or 24.5% to $3.9 million for the 2003 Year-to-Date Period from $5.2 million in the 2002 Year-to-Date Period. The Company's effective tax rate was 38.5% for the 2003 Year-to-Date Period and 40.2% for the 2002 Year-to-Date Period. The decrease in the effective tax rate is primarily due to the effect of state tax planning initiatives.

         EBITDA. Because of the highly leveraged status of the Company, earnings before derivative gain, interest, taxes, depreciation and amortization ("Adjusted EBITDA") is an important performance measure used by the Company and its investors. The Company believes that Adjusted EBITDA provides additional information for determining the Company's ability to meet future debt service requirements. However, Adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. EBITDA and Adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities. The Company's Adjusted EBITDA for the twenty-six weeks ended June 28, 2003 and June 29, 2002 is calculated as follows (dollars in millions):

                                                    Twenty-six weeks ended
                                                    ----------------------
                                              June 28, 2003       June 29, 2002
                                              -------------       -------------

Net income (1)                                  $  6.3              $   7.7
Depreciation and amortization                      2.7                  2.5
Income tax expense                                 3.9                  5.2
Interest expense                                  14.0                 13.0
                                                ------              -------
EBITDA                                            26.9                 28.4
Derivative gain                                    0.0                 (1.1)
                                                ------              -------
Adjusted EBITDA                                 $ 26.9              $  27.3
                                                ======              =======

(1) NET INCOME INCLUDES A BAD DEBT EXPENSE INCURRED FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003 OF $0.6 MILLION ($0.4 MILLION , NET OF TAX) RELATING TO FLEMING WHICH FILED FOR CHAPTER 11 BANKRUPTCY ON APRIL 1, 2003.


Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased $2.1 million to $11.3 million for the 2003 Year-to-Date Period from cash provided by operating activities of $9.2 million in the 2002 Year-to-Date Period. The increase was due to a decrease in trade accounts receivable and an increase in accounts payable, which was partially offset by an increase in inventory and a decrease in net income. Working capital at June 28, 2003 was $64.1 million, a decrease of $5.9 million over working capital at December 28, 2002 of $70.0 million. This change in working capital is primarily due to a shift in $5.4 million in long-term debt becoming current.

         Net cash used in investing activities for the 2003 Year-to-Date Period was $3.1 million as compared to net cash used in investing activities of $4.0 million for the 2002 Year-to-Date Period. Capital expenditures during the 2003 Year-to-Date Period of $3.1 million included purchases of manufacturing and computer equipment and were $0.9 million below the $4.0 million in similar capital expenditures for the 2002 Year-to-Date Period.

         Net cash used in financing activities for the 2003 Year-to-Date Period was $10.2 million as compared to $9.7 million for the 2002 Year-to-Date Period. The net cash used by financing activities for the 2003 Quarterly Period included the Company's required $0.2 million quarterly payment under Term Loan B and an additional prepayment of $10.0 million under Term Loan B. The net cash used by financing activities for the 2002 Year-to-Date Period included payments of deferred debt financing fees of $3.7 million, a payment of $38.3 million toward the remaining balance of Term Loan A and a partial prepayment of $66.2 million toward Term Loan B. These payments totaled $104.5 million and included $95.8 million in prepayments of Term Loan A and Term Loan B, the Company's required $0.2 million quarterly payment under Term Loan B and an additional prepayment of $8.5 million under Term Loan B. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Year-to-Date Period. The net cash used in financing activities for the 2002 Year-to-Date Period were partially offset by the proceeds received from the issuance of the New Notes.

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

Environmental Clean-Up

         Except as described below, the Company has not made any material expenditures during the twenty-six week period ended June 28, 2003 nor during the fiscal year ended December 28, 2002 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $0.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

Debt

         The Company has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year. The 9 5/8% Senior Subordinated Notes contain certain transfer restrictions.

         The Company is a party to a $280 million Senior Secured Credit Facility ("Senior Secured Credit Facility") comprised of a $60 million five-year Revolving Credit Facility ("Revolving Credit Facility"), a $70 million five-year Term Loan A ("Term Loan A"), which has been paid in full, and a $150 million seven-year Term Loan B ("Term Loan B" and together with Term Loan A, the "Term Loan Facilities"). Interest is determined based on several alternative rates as stipulated in the Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum fixed charge coverage ratio, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $40 million per year. There were no borrowings outstanding under the Revolving Credit Facility at June 28, 2003. At June 28, 2003, letters of credit of approximately $1,627 were outstanding under the Revolving Credit Facility. The outstanding balances for Term Loan A and Term Loan B at June 28, 2003 were $0 and $44.7 million, respectively.

Future Capital Needs

         The Company is highly leveraged. On June 28, 2003, the Company's total long-term debt (including current installments) and stockholder's equity was $263.7 million and $84.4 million, respectively.

         The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures, and working capital needs. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $59.0 million at June 28, 2003, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, and fund capital expenditures.

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

Related-Party Transactions

         The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), pursuant to which BRS & Co. is paid an annual fee of $500,000 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS and its affiliates, together with members of the Company's management and Board of Directors, own B&G Foods Holdings Corp. ("Holdings"), the sole stockholder of the Company. The Management Agreement will expire on the earlier of December 27, 2006 and the date on which BRS owns less than 20% of the outstanding common stock of Holdings. The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value.

         The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense for such manufacturing and warehouse facility in fiscal 2002 was $769,000.

         Holdings has an Incentive Stock Option Plan (the "Plan") for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holdings' common stock. The Plan provides for grants of incentive stock options or non-qualified stock options to employees of the Company. Under the Plan, the Board of Directors of Holdings determines the exercise price of options granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. No options were granted in fiscal 2002 or during the 2003 Year-to-Date Period. As of June 28, 2003, 6,625 options were outstanding, all of which were incentive stock options.

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

Commitments and Contractual Obligations

         Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and management fees as set forth in the following table as of June 28, 2003:


                                                Payments Due by Period
                                                    (In thousands)
Contractual Obligations:                   Total       Year 1       Year 2      Year 3       Year 4       Year 5 and
------------------------                   -----       -------      ------      ------       ------       ----------
                                                                                                          thereafter
                                                                                                          ----------

Long-term debt                            $263,735       $5,670     $21,999      $17,010         $0         $219,056
Operating leases                            13,783        3,831       3,251        2,574      1,422            2,705
Management fees                              1,250          500         500          250          0                0
                                          --------      -------     -------      -------     ------         --------
Total contractual cash obligations        $278,768      $10,001     $25,750      $19,834      1,422         $221,761
                                          ========      =======     =======      =======     ======         ========


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of June 28, 2003, the Company's only variable rate borrowings were under Term Loan B and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 28, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

         The Company also has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by the Company through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million Senior Subordinated Notes at June 28, 2003, based on quoted market prices, was $226.6 million.

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

         In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $0.1 million in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

       EXHIBIT NO.                            DESCRIPTION
----------------------- --------------------------------------------------------

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


Dated:  July 23, 2003                  B&G FOODS, INC.

                                       By: /s/ Robert C. Cantwell
                                          -------------------------------------
                                          Robert C. Cantwell
                                          Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer and
                                           Authorized Officer)

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

Date:  July 23, 2003



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

Date:  July 23, 2003



/s/ Robert C. Cantwell
-----------------------
Robert C. Cantwell
Chief Financial Officer

                                INDEX TO EXHIBITS


       EXHIBIT NO.                         DESCRIPTION
----------------------- --------------------------------------------------------

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