Form 10-Q
period 2003-09-27
B&G FOODS INC
filed 2003-11-12
CIK 1049172

As filed with the Securities and Exchange Commission on November 12, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one) [X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission file number 333-39813

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3916496 (I.R.S. Employer Identification No.)
4 Gatehall Drive, Suite 110, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

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

As of November 12, 2003, B&G Foods, Inc. had one (1) share of common stock, $.01 par value, outstanding, which was owned by an affiliate.

B&Foods, Inc. and Subsidiaries
Index

PART I. FINANCIAL INFORMATION                                                                                                                                            Page No.

Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets

            Consolidated Statements of Income

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
(b) Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	September 27, 2003	December 28, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,997	$ 15,866
Trade accounts receivable, net	26,232	21,900
Inventories	81,553	67,536
Prepaid expenses	3,388	2,024
Deferred income taxes	1,716	1,485
	________________________________________________
Total current assets	115,886	108,811

Property, plant and equipment, net	43,647	37,414
Goodwill	188,946	112,319
Trademarks	193,481	162,781
Other assets	10,793	9,348
	___________________________________________
Liabilities and Stockholder's Equity	$ 552,753	$ 430,673
	=======	=======

Current liabilities:
Current installments of long-term debt	$ 1,500	$ 370
Trade accounts payable	21,720	18,826
Accrued expenses	18,417	19,425
Due to related party	83	208
	___________________________________________
Total current liabilities	41,720	38,829

Long-term debt	379,613	273,426
Deferred income taxes	43,509	40,046
Other liabilities	333	291
	___________________________________________
Total liabilities	465,175	352,592

Stockholder's equity:
Common stock, $.01 par value per share. Authorized
1,000 shares; issued and outstanding 1 share	-	-
Additional paid-in capital	56,392	56,392
Retained earnings	31,186	21,689
	___________________________________________
Total stockholder's equity	87,578	78,081
	___________________________________________
	$ 552,753	$ 430,673
	=======	=======

See notes to consolidated financial statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

Net sales	$ 83,310	$ 70,900	$ 227,133	$ 214,960
Cost of goods sold	57,225	48,703	157,475	147,784
Gross profit	26,085	22,197	69,658	67,176
Sales, marketing and distribution expenses	9,814	9,143	26,219	26,482
General and administrative expenses	1,847	1,063	4,572	3,652
Management fees-related party	125	125	375	375
Operating income	14,299	11,866	38,492	36,667
Derivative gain	0	(1,467)	0	(2,524)
Interest expense	9,226	6,853	23,223	19,787
Income before income tax expense	5,073	6,480	15,269	19,404
Income tax expense	1,847	2,619	5,772	7,818
Net income	$ 3,226 ======	$ 3,861 =====	$ 9,497 =====	$ 11,586 ======

See notes to consolidated financial statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	Sep. 27, 2003	Sep. 28, 2002
Cash flows from operating activities:
Net income	$ 9,497	$ 11,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,232	3,886
Deferred income tax expense	3,463	3,093
Amortization and write off of deferred debt issuance costs and bond discount	4,028	1,944
Provision for bad debt	609	32
Changes in assets and liabilities, net of effects of business combination:
Trade accounts receivable	(4,941)	998
Inventories	(7,290)	(7,553)
Prepaid expenses	(1,299)	(1,146)
Other assets	(1)	33
Trade accounts payable	2,894	3,121
Accrued expenses	(3,389)	(1,609)
Due to related party	(125)	(125)
Other liabilities	42	42
Net cash provided by operating activities	7,720	14,302
Cash flows from investing activities:
Capital expenditures	(4,399)	(5,268)
Paid for acquisition	(118,035)	0
Net cash used in investing activities	(122,434)	(5,268)
Cash flows from financing activities:
Payments of long-term debt	(54,856)	(109,418)
Proceeds from revolving line of credit	12,000	0
Proceeds from issuance of long-term debt	150,000	98,760
Payments of debt issuance costs	(5,299)	(3,694)
Net cash provided by (used in) financing activities	101,845	(14,352)
Decrease in cash and cash equivalents	(12,869)	(5,318)
Cash and cash equivalents at beginning of period	15,866	15,055
Cash and cash equivalents at end of period	$ 2,997	$ 9,737
	=====	=====
Supplemental disclosure of cash flow information - Cash paid for:
Interest	$ 24,305	$ 21,872
Income taxes	$ 442	$ 2,200

See notes to consolidated financial statements.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements|
(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 27, 2003 and the results of their operations and their cash flows for the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002.

The results of operations for the thirteen and thirty-nine week periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

(2) Adoption of New Accounting Standards

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted Statement No. 149 on July 1, 2003 and will apply it prospectively, as applicable.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards with respect to how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of such Statement as a liability because such financial instrument embodies an obligation of the issuer. The Company adopted Statement No. 150 on June 1, 2003 and will apply it prospectively, as applicable.

(3) Nature of Operations and Business Acquisitions

Nature of Operations

The Company operates in one industry segment and manufactures, sells and distributes a diverse portfolio of high quality branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings, taco shells, seasonings, dinner kits, taco sauces, peppers, refried beans, salsa and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)
(Unaudited)

Acquisitions and Financing

On August 21, 2003, the Company acquired certain assets of The Ortega Brand of Business ("Ortega" or the "Ortega Acquisition") for approximately $118,035 in cash (the "Ortega Purchase Price"), including transaction costs, from Nestlé Prepared Foods Company ("Nestlé"). The Ortega Purchase Price is subject to a final adjustment based upon a defined inventory calculation in the related purchase agreement.  Any increase or decrease to the Ortega Purchase Price as a result of the inventory calculation will result in a corresponding increase or decrease to goodwill.  In connection with this transaction, the Company entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of such senior secured credit facility were used to fund the Ortega Acquisition and refinance the Company's then-existing credit facility. See Note 5 (Debt).

In connection with the Ortega Acquisition, the Company paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc., a related party, aggregating $1,000. The Company recorded such transaction fees as part of the transaction costs included in the Ortega Purchase Price.

The Ortega Acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the date of the Ortega Acquisition. The excess of the Ortega Purchase Price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized.

The following table sets forth the preliminary allocation of the Ortega Purchase Price, which may be adjusted based upon the finalization of certain valuations and the aforementioned inventory adjustment. Management does not expect such adjustments to be material. The cost of the Ortega Acquisition has been allocated to tangible and intangible assets as follows:

Property, plant and equipment	$ 5,964
Intangible assets - goodwill	75,780
Intangible assets - trademarks	30,700
Other assets, principally net current assets	7,039
Other liabilities, principally net current liabilities	(1,679)
Deferred income tax asset	231
$ 118,035
=======

Pro Forma Summary of Operations

The following unaudited pro forma summary of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2003 and September 28, 2002 presents the operations of the Company as if the Ortega Acquisition had occurred as of December 30, 2001.  In addition to including the results of operations of the Ortega business, the pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment. The pro forma information reflects the preliminary estimates of the Ortega Purchase Price and the allocation of the Ortega Purchase Price, which may be adjusted based upon the aforementioned inventory adjustment and completion of a valuation study, respectively. Management does not expect such adjustments to be material.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
Net Sales	$ 92,288	$ 89,504	$ 273,590	$ 271,633
Net Income	3,426	4,122	10,728	13,733

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega Acquisition, and the related financing transactions, had occurred as of December 30, 2001 and is not intended to be a projection of future results.

(4) Inventories

Inventories consist of the following:

	September 27, 2003	December 28, 2002
Raw materials and packaging	$ 21,547	$ 13,601
Work in process	1,900	1,623
Finished goods	58,106	52,312

	$ 81,553	$ 67,536
	======	======

(5) Debt

On August 21, 2003, the Company entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003 (the "Senior Secured Credit Facility"), comprised of a $50,000 five-year revolving credit facility ("Revolving Credit Facility") and a $150,000 six-year term loan facility ("Term Loan"). The proceeds of the Term Loan and of certain drawings under the Revolving Credit Facility were used (i) to fund the Ortega Acquisition and to pay related transaction fees and expenses and (ii) to fully pay off the Company's remaining obligations under Term Loan B of the Company's then-existing Term Loan Agreement dated as of March 15, 1999. In connection therewith, the Company capitalized approximately $5,300 of new deferred debt issuance costs related to the Senior Secured Credit Facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to the Company's then-existing Term Loan B. With respect to the Senior Secured Credit Facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.37% at September 27, 2003). The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $50,000 per acquisition unless the Company can satisfy certain leverage ratio requirements. The outstanding balances for the Revolving Credit Facility and the Term Loan at September 27, 2003 were $12,000 and $150,000, respectively. The available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $1,300, was approximately $37,000 at September 27, 2003.

 B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)
(Unaudited)

The Company has outstanding $220,000 of 9 5/8% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was originally issued in August 1997 and $100,000 principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions. The proceeds from the issuance of the New Notes were used to pay off, in its entirety, the then outstanding balance under the Company's then-existing Term Loan A, and to reduce the amount outstanding under the Company's then-existing Term Loan B, and pay related deferred debt issuance costs.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)
(Unaudited)

(6) Contingencies

Except as described below, the Company has not made any material expenditures during the thirty-nine week period ended September 27, 2003 nor during the fiscal year ended December 28, 2002 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. White Cap Preserves is a former subsidiary of M. Polaner, Inc. M. Polaner, Inc. was sold by one of the Company's former parent companies and was ultimately acquired by International Home Foods, Inc. In February 2003, B&G paid $100 in settlement of all asserted claims arising from the disposal of waste by White Cap Preserves at the Combe Fill South Landfill Superfund site. In March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

13 week period ended September 27, 2003 compared to 13 week period ended September 28, 2002.

Net Sales. Net sales increased $12.4 million or 17.5% to $83.3 million for the thirteen week period ended September 27, 2003 (the "2003 Quarterly Period") from $70.9 million for the thirteen week period ended September 28, 2002 (the "2002 Quarterly Period"). The Ortega Acquisition, which occurred in the 2003 Quarterly Period, accounted for $9.4 million of the sales increase on a comparable basis. Sales of the Company's line of Maple Grove Farms Of Vermont brands, Emeril brands and Underwood products increased $1.7 million, $1.2 million and $0.6 million or 15.7%, 20.3% and 9.9%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in Las Palmas brands, Joan of Arc brands and Sason brands in the amounts of $0.4 million, $0.3 million and $0.3 million or 7.3%, 8.6% and 16.9%, respectively. All other brands increased $0.5 million or 1.3%.

Gross Profit. Gross profit increased $3.9 million or 17.5% to $26.1 million for the 2003 Quarterly Period from $22.2 million for the 2002 Quarterly Period. The Ortega Acquisition accounted for $3.8 million of the gross profit increase. Gross profit expressed as a percentage of net sales remained constant at 31.3% for each of the 2003 Quarterly Period and the 2002 Quarterly Period. The Ortega Acquisition and savings in co-pack products increased the gross profit percentage by 1.1% and 0.7%, respectively, which was offset by increases in the cost of maple syrup of 1.0%, trade spending of 0.6% and all other raw material costs of 0.1%.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $0.7 million or 7.3% to $9.8 million for the 2003 Quarterly Period from $9.1 million for the 2002 Quarterly Period. The Ortega Acquisition accounted for $0.5 million of the increase. Commissions increased by $0.3 million, offset by a $0.1 million reduction in marketing spending on all other brands. Such expenses expressed as a percentage of net sales decreased to 11.8% in the 2003 Quarterly Period from 12.9% in the 2002 Quarterly Period.

General and Administrative Expenses. General and administrative expenses and management fees increased $0.8 million or 66.0% to $2.0 million for the 2003 Quarterly Period from $1.2 million in the 2002 Quarterly Period. The increase of $0.8 million related to an increase in incentive compensation accruals of $0.6 million and the incurrence of transition expenses relating to the Ortega Acquisition of $0.2 million.

Operating Income. As a result of the foregoing, operating income increased $2.4 million or 20.5% to $14.3 million for the 2003 Quarterly Period from $11.9 million for the 2002 Quarterly Period. Operating income expressed as a percentage of net sales increased to 17.2% in the 2003 Quarterly Period from 16.7% in the 2002 Quarterly Period.

Interest Expense. Interest expense increased $2.4 million to $9.2 million for the 2003 Quarterly Period from $6.9 million in the 2002 Quarterly Period. The increase is primarily due to the write-off of $1.8 million of deferred financing costs in connection with the payment in full of Term Loan B under the Company's then-existing Term Loan Agreement dated as of March 15, 1999. In addition, total debt increased approximately $95.0 million in the 2003 Quarterly Period verses the 2002 Quarterly Period.

Derivative Gain. Income of $1.5 million was recorded in the 2002 Quarterly Period reflecting the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

Income Tax Expense. Income tax expense decreased $0.8 million or 29.5% to $1.8 million for the 2003 Quarterly Period from $2.6 million in the 2002 Quarterly Period. The Company's effective tax rate was 36.4% for the 2003 Quarterly Period and 40.4% for the 2002 Quarterly Period. The decrease in the effective tax rate is consistent with the 2002 full year tax rate and the expected 2003 full year tax rate.

Use of Non-GAAP Financial Measures. Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of income, balance sheets or statements of cash flows of the Company. As required by the SEC's Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted EBITDA, and "free cash flow" with the most directly comparable GAAP measure follows for the thirteen weeks ended September 27, 2003 and September 28, 2002 (dollars in millions) along with the components of EBITDA:

	Thirteen weeks ended
	Sep. 27, 2003	Sep. 28, 2002
Net income	$3.2	$3.9
Depreciation and amortization	1.5	1.3
Income tax expense	1.8	2.6
Interest expense	9.3	6.9
	____________________
EBITDA (A)	15.8	14.7
Derivative gain	0.0	(1.5)
	____________________
Adjusted EBITDA	15.8	13.2
Income tax expense	(1.8)	(2.6)
Interest expense	(9.3)	(6.9)
Derivative gain	0.0	1.5
Deferred income taxes	1.2	1.0
Amortization of deferred financing	2.5	0.8
Changes in assets and liabilities, net of effects of business combination	(12.0)	(1.9)
	____________________
Net cash provided by operating activities	(3.6)	5.1
Capital expenditures	(1.3)	(1.3)
	____________________
Free cash flow (B)	($4.9)	$3.8
	____________________

(A)      We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We reduced EBITDA in the thirteen weeks ended September 28, 2002 by the amount of a nonrecurring derivative gain to arrive at adjusted EBITDA. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net cash provided by operating activities. The table above presents a reconciliation of adjusted EBITDA to net cash provided by operating activities. Adjusted EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. Adjusted EBITDA is not a substitute for operating income, net income or net cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA is not a complete net cash flow measure because adjusted EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, adjusted EBITDA is one potential indicator of an entity's ability to fund these cash requirements. Adjusted EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Adjusted EBITDA, as we define it, may differ from similarly named measures used by other entities.

(B)       We disclose free cash flow because we believe that it is a measure of cash flow generated that is available for investing and financing activities. Free cash flow is defined as net cash provided by operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital.

39 week period ended September 27, 2003 compared to 39 week period ended September 28, 2002.

Net Sales. Net sales increased $12.2 million or 5.7% to $227.1 million for the thirty-nine week period ended September 27, 2003 (the "2003 Year-to-Date Period") from $215.0 million for the thirty-nine week period ended September 28, 2002 (the "2002 Year-to-Date Period"). The Ortega Acquisition, which occurred in the 2003 Year-to-Date Period, accounted for $9.4 million of the sales increase on a comparable basis. The Burns & Ricker disposition, which occurred in the 2002 Year-to-Date Period, accounted for $0.5 million of the sales decrease as compared to the 2002 Year-to-Date Period. Sales of the Company's line of Maple Grove Farms Of Vermont brands, Underwood brands, Emeril brands, and Bloch & Guggenheimer products increased $2.6 million, $1.8 million, $1.0 million and $0.8 million or 8.2%, 11.8%, 5.5% and 2.2%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in Joan of Arc brands, Regina products, Accent brand and B&M Baked Beans in the amounts of $0.7 million, $0.6 million, $0.6 million and $0.5 million or 9.0%, 6.2%, 4.4% and 2.4%, respectively. All other brands decreased $0.5 million or 0.8%.

Gross Profit. Gross profit increased $2.5 million or 3.7% to $69.7 million for the 2003 Year-to-Date Period from $67.2 million for the 2002 Year-to-Date Period. The Ortega Acquisition accounted for $3.8 million of the gross profit increase. Gross profit expressed as a percentage of net sales decreased to 30.7% for the 2003 Year-to-Date Period from 31.3% for the 2002 Year-to-Date Period. The Ortega Acquisition and savings in co-pack products increased the gross profit percentage by 0.5% and 0.5%, respectively, on a comparable basis, which was offset by increases in maple syrup costs and trade spending of 1.0% and 0.6%, respectively.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.3 million or 1.0% to $26.2 million for the 2003 Year-to-Date Period from $26.5 million for the 2002 Year-to-Date Period. The Ortega Acquisition accounted for a $0.5 million increase. Commissions increased $0.4 million, offset by a decrease in marketing on all other brands of $1.2 million. Such expenses expressed as a percentage of net sales decreased to 11.5% in the 2003 Year-to-Date Period from 12.3% in the 2002 Year-to-Date Period.

General and Administrative Expenses. General and administrative expenses and management fees increased $0.9 million or 22.8% to $4.9 million for the 2003 Year-to-Date Period from $4.0 million in the 2002 Year-to-Date Period. Included in the 2003 Year-to-Date Period is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc. ("Fleming"), which filed for Chapter 11 bankruptcy on April 1, 2003. Transitional expenses related to the Ortega Acquisition accounted for $0.2 million and other expenses increased $0.1 million.

Operating Income. As a result of the foregoing, operating income increased $1.8 million or 5.0% to $38.5 million for the 2003 Year-to-Date Period from $36.7 million for the 2002 Year-to-Date Period. Operating income expressed as a percentage of net sales decreased to 16.9% in the 2003 Year-to-Date Period from 17.1% in the 2002 Year-to-Date Period.

Derivative Gain. Income of $2.5 million was recorded in the 2002 Year-to-Date Period reflecting the change in the fair value of the Company's interest rate swap agreement. See "Debt" below.

Interest Expense. Interest expense increased $3.4 million to $23.2 million for the 2003 Year-to-Date Period from $19.8 million in the 2002 Year-to-Date Period. The increase is primarily due to the write-off of $1.8 million of deferred financing costs in connection with the refinancing of the Company's then-existing credit facility as part of the Ortega Acquisition and because of higher fixed interest rates in the 2003 Year-to-Date Period as a result of the issuance of the New Notes and the related refinancing at the end of the first fiscal quarter of 2002.

Income Tax Expense. Income tax expense decreased $2.0 million or 26.2% to $5.8 million for the 2003 Year-to-Date Period from $7.8 million in the 2002 Year-to-Date Period. The Company's effective tax rate was 37.8% for the 2003 Year-to-Date Period and 40.3% for the 2002 Year-to-Date Period. The decrease in the effective tax rate is consistent with the 2002 full year tax rate and the expected 2003 full year tax rate.

Use of Non-GAAP Financial Measures. Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of income, balance sheets or statements of cash flows of the Company. As required by the SEC's Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted EBITDA, and "free cash flow" with the most directly comparable GAAP measure follows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 (dollars in millions) along with the components of EBITDA:

	Thirty-nine weeks ended
	Sep. 27, 2003	Sep. 28, 2002
Net income (1)	$9.5	$11.6
Depreciation and amortization	4.2	3.9
Income tax expense	5.8	7.8
Interest expense	23.2	19.8
	____________________________
EBITDA (A)	42.7	43.1
Derivative gain	0.0	(2.5)
	____________________________
Adjusted EBITDA	42.7	40.6
Income tax expense	(5.8)	(7.8)
Interest expense	(23.2)	(19.8)
Derivative gain	0.0	2.5
Deferred income taxes	3.5	3.1
Amortization of deferred financing	4.0	1.9
Changes in assets and liabilities, net of effects from business combination	(13.5)	(6.2)
	____________________________
Net cash provided by operating activities	7.7	14.3
Capital expenditures	(4.4)	(5.3)
	____________________________
Free cash flow (B)	$3.3	$9.0
	=======	======

(1) NET INCOME INCLUDES A BAD DEBT EXPENSE INCURRED FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 OF $0.6 MILLION ($0.4 MILLION , NET OF TAX) RELATING TO FLEMING WHICH FILED FOR CHAPTER 11 BANKRUPTCY ON APRIL 1, 2003.

(A)        We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We reduced EBITDA in the thirty-nine weeks ended September 28, 2002 by the amount of a nonrecurring derivative gain to arrive at adjusted EBITDA. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net cash provided by operating activities. The table above presents a reconciliation of adjusted EBITDA to net cash provided by operating activities. Adjusted EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. Adjusted EBITDA is not a substitute for operating income, net income or net cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA is not a complete net cash flow measure because adjusted EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, adjusted EBITDA is one potential indicator of an entity's ability to fund these cash requirements. Adjusted EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Adjusted EBITDA, as we define it, may differ from similarly named measures used by other entities.

(B)        We disclose free cash flow because we believe that it is a measure of cash flow generated that is available for investing and financing activities. Free cash flow is defined as net cash provided by operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities decreased $6.6 million to $7.7 million for the 2003 Year-to-Date Period from cash provided by operating activities of $14.3 million in the 2002 Year-to-Date Period. The decrease was due to a decrease in net income, an increase in trade accounts receivable and a larger decrease in accrued expenses as compared to the 2002 Year-to-Date Period. Working capital at September 27, 2003 was $74.2 million, an increase of $4.2 million over working capital at December 28, 2002 of $70.0 million. This change in working capital is primarily due to an increase in current assets as a result of the Ortega Acquisition.

Net cash used in investing activities for the 2003 Year-to-Date Period was $122.4 million as compared to net cash used in investing activities of $5.3 million for the 2002 Year-to-Date Period. Capital expenditures during the 2003 Year-to-Date Period of $4.4 million included purchases of manufacturing and computer equipment and were $0.9 million below the $5.3 million in similar capital expenditures for the 2002 Year-to-Date Period. Investment expenditures during the 2003 Year-to-Date Period included $118.0 million for the Ortega Acquisition.

Net cash provided by financing activities for the 2003 Year-to-Date Period was $101.8 million as compared to net cash used in financing activities of $14.4 million for the 2002 Year-to-Date Period. During the 2003 Year-to-Date Period, the Company entered into a $150.0 million term loan and borrowed $12.0 million under a new $50.0 million revolving credit facility in connection with the Ortega Acquisition.

The net cash provided by such financing activities for the 2003 Year-to-Date Period was reduced by payments of $54.9 million and $5.3 million to pay-off the existing debt under the Company's previous credit facility and to pay new deferred debt issuance costs, respectively. The net cash used by financing activities for the 2002 Year-to-Date Period included payments of deferred debt financing fees of $3.7 million related to the March 2002 issuance of the New Notes, a payment of $38.3 million toward the remaining balance of the Company's then-existing Term Loan A and a partial prepayment of $71.1 million toward the Company's then-existing Term Loan B. These payments totaled $109.4 million and included $95.8 million in prepayments of such Term Loan A and Term Loan B, the Company's required $0.3 million quarterly payment under such Term Loan B and an additional prepayment of $13.0 million under such Term Loan B. In addition, a payment of $0.3 million was made toward capital leases in the 2002 Year-to-Date Period. The net cash used in financing activities for the 2002 Year-to-Date Period was partially offset by the proceeds received from the issuance of the New Notes.

Acquisitions

The Company's liquidity and capital resources have been significantly impacted by the Ortega Acquisition and may be impacted in the foreseeable future by additional acquisitions. The Company has historically financed acquisitions with borrowings and cash flows from operations. The Company's future interest expense will increase with any additional indebtedness the Company may incur to finance future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental Clean-Up

Except as described below, the Company has not made any material expenditures during the thirty-nine week period ended September 27, 2003 nor during the fiscal year ended December 28, 2002 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Debt

As of September 27, 2003, the Company has outstanding $220 million of 9 5/8% Senior Subordinated Notes (the "Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount (the "New Notes") was issued by the Company through a private offering of the notes completed on March 7, 2002. The Notes contain certain transfer restrictions.

 On August 21, 2003, the Company entered into a newly amended and restated $200 million senior secured credit facility, which was further amended and restated as of September 9, 2003 (the "Senior Secured Credit Facility"), comprised of a $50 million five-year revolving credit facility ("Revolving Credit Facility") and a $150 million six-year term loan facility ("Term Loan"). The proceeds of the Term Loan and of certain drawings under the Revolving Credit Facility were used (i) to fund the Ortega Acquisition and to pay related transaction fees and expenses and (ii) to fully pay off the Company's remaining obligations under Term Loan B of the Company's then-existing Term Loan Agreement dated as of March 15, 1999. In connection therewith, the Company capitalized approximately $5.3 million of new deferred debt issuance costs related to the Senior Secured Credit Facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.831 million of deferred financing costs related to the Company's then-existing Term Loan B. With respect to the Senior Secured Credit Facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.37% at September 27, 2003). The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $50 million per acquisition unless the Company can satisfy certain leverage ratio requirements. The outstanding balances for the Revolving Credit Facility and the Term Loan at September 27, 2003 were $12.0 million and $150.0 million, respectively. The available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $1.3 million, was approximately $37.0 million at September 27, 2003.

Future Capital Needs

The Company is highly leveraged. On September 27, 2003, the Company's total long-term debt (including current installments) and stockholder's equity was $381.1 million and $87.3 million, respectively.

The Company's primary sources of capital are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary capital requirements include debt service, capital expenditures and working capital needs. The Company's ability to generate sufficient cash to fund its operations depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with the available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit, of approximately $36.0 million at September 27, 2003, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, and fund capital expenditures.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted Statement No. 149 on July 1, 2003 and will apply it prospectively, as applicable.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards with respect to how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of such Statement as a liability because such financial instrument embodies an obligation of the issuer. The Company adopted Statement No. 150 on June 1, 2003 and will apply it prospectively, as applicable.

Related-Party Transactions

The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), pursuant to which BRS & Co. is paid an annual fee of $500,000 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS and its affiliates, together with members of the Company's management and Board of Directors, own B&G Foods Holdings Corp. ("Holdings"), the sole stockholder of the Company. The Management Agreement will expire on the earlier of December 27, 2006 and the date on which BRS owns less than 20% of the outstanding common stock of Holdings. The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega Acquisition, the Company paid transaction fees to BRS aggregating $1,000,000. The Company recorded such transaction fees as part of the transaction costs included in the Ortega Purchase Price.

The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense for such manufacturing and warehouse facility in fiscal 2002 and the 2003 Year-to-Date Period was $769,000 and $577,000, respectively.

Holdings has an Incentive Stock Option Plan (the "Plan") for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holdings' common stock. The Plan provides for grants of incentive stock options or non-qualified stock options to employees of the Company. Under the Plan, the Board of Directors of Holdings determines the exercise price of options granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made at fair value as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. No options were granted in fiscal 2002 or during the 2003 Year-to-Date Period. As of September 27, 2003, 6,625 options were outstanding, all of which were incentive stock options.

Critical Accounting Policies

The SEC has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

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

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and management fees as set forth in the following table as of September 27, 2003:

Payments Due by Period
(In thousands)
Contractual Obligations:	Total	Year 1	Year 2	Year 3	Year 4	Year 5 and thereafter
Long-term debt	$381,113	$ 1,500	$1,500	$1,500	$1,500	$375,113
Operating leases	13,783	3,831	3,251	2,574	1,422	2,705
Management fees	1,625	500	500	500	125	0
Total contractual cash obligations	$401,021 =======	$5,831 ======	$5,251 ======	$4,699 ======	$3,047 ======	$377,818 =======

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of September 27, 2003, the Company's only variable rate borrowings were under the Term Loan and the Revolving Credit Facility, which bear interest at several alternative variable rates as stipulated in the Senior Secured Credit Facility. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 27, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $1.0 million.

The Company also has outstanding $220 million of 9 5/8% Senior Subordinated Notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by the Company through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million Senior Subordinated Notes at September 27, 2003, based on quoted market prices, was $226.6 million.

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that there has been no change during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
  Exhibits
EXHIBIT NO.	DESCRIPTION

2.1

Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)

2.2

Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

2.3

Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)

2.4

Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA - Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)

3.1

Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.2

Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.3

Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.4

Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.5

Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.6

Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.7

Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.8

Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.9

Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10

Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11	Certificate of Incorporation of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed herewith)
3.12	Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed herewith)
3.13

Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.14

Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.15

Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.16

Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.17

Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.18

Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.19

Declaration of Trust of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.20

Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.1

Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

4.2

First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.3

Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.4

Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

4.5	Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibit 4.1 and 4.4)
10.1

Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.2

Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3

Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

10.4

Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)

10.5

First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed herewith)

10.6

Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)

10.7

First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed herewith)

10.8

Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed herewith)

10.9

Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

10.10

Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

10.11

Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

(b) Reports on Form 8-K

Current Report on Form 8-K, dated and filed July 30, 2003, to file the Company's press release announcing that the Company had signed an agreement to purchase the Ortega® brand from Nestlé Prepared Foods Company.

Current Report on Form 8-K, dated August 21, 2003 and filed August 22, 2003, to report the acquisition by the Company's wholly-owned subsidiary of the assets of the Ortega® brand from Nestle Prepared Foods Company.

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	B&G FOODS, INC.

By: /s/ Robert C. Cantwell Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1

Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)

2.2

Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

2.3

Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)

2.4

Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA - Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)

3.1

Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.2

Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.3

Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.4

Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.5

Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.6

Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.7

Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.8

Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.9

Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.10

Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11	Certificate of Incorporation of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed herewith)
3.12	Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed herewith)
3.13

Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.14

Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.15

Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.16

Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.17

Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.18

Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.19

Declaration of Trust of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.20

Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.1

Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

4.2

First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.3

Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.4

Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

4.5	Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibit 4.1 and 4.4)
10.1

Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.2

Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3

Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

10.4

Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)

10.5

First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed herewith)

10.6

Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)

10.7

First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed herewith)

10.8

Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed herewith)

10.9

Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

10.10

Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

10.11

Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

Exhibit 31.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, David L. Wenner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of B&G Foods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003

/s/ David L. Wenner David L. Wenner Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Robert C. Cantwell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of B&G Foods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003

/s/ Robert C. Cantwell Robert C. Cantwell Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of B&G Foods, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Wenner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David L. Wenner David L. Wenner Chief Executive Officer November 12, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of B&G Foods, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Cantwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert C. Cantwell Robert C. Cantwell Chief Financial Officer November 12, 2003