Form 10-K
period 2004-01-03
B&G FOODS INC
filed 2004-04-02
CIK 1049172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

        As of April 2, 2004, B&G Foods, Inc. had one (1) share of common stock, par value $0.01 per share, outstanding, which was owned by an affiliate.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

ITEM 1.    BUSINESS

Overview

        We manufacture, sell and distribute a diverse portfolio of high quality, shelf-stable foods, many of which have leading retail market shares in our relevant markets. In general, we position our retail products to appeal to the consumer desiring a high quality and reasonably priced branded product. In our relevant retail markets, 11 of our branded products hold number one or two retail market share nationally or regionally or are unique products. We complement our retail product sales with a growing institutional and food service business. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Our fiscal 2003 ended on January 3, 2004. Over the past five years, we have achieved consistent growth in net sales and EBITDA. In fiscal 2003, our net sales and EBITDA were $328.4 million and $61.9 million, having increased at compound annual growth rates since fiscal 2001 of 8.3% and 6.9%, respectively. Our results over the past five years were achieved through a combination of internal growth plus the addition of eight brands through acquisitions and one brand through a long-term license agreement, our most recent of which was the acquisition of the Ortega line of branded Mexican food products in August 2003. During the three months ended January 3, 2004, which includes the results of the Ortega line of products after the completion of the integration of the acquired assets into our existing business, our net sales, EBITDA and EBITDA margin were $101.2 million, $19.2 million and 19.0%, respectively, compared to net sales, EBITDA and EBITDA margin of $78.7 million, $13.4 million and 17.0% respectively, for the comparable period in the prior year. We use the terms "EBITDA" and "EBITDA margin" which are not indicators of performance or other measures determined in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and are fully discussed under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We were acquired by Bruckmann, Rosser, Sherrill & Co., L.P. (BRS) in December 1996 from Specialty Foods Corporation, which is not our affiliate. We are wholly owned by B&G Foods Holdings Corp. (B&G Holdings), which in turn is owned by BRS and its affiliates, and members of the Company's management and Board of Directors. See Item 11—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." We maintain our corporate headquarters at Four Gatehall Drive, Suite 110, Parsippany, New Jersey 07054.

        On June 17, 1997, we acquired certain assets relating to the Regina wine vinegars and cooking wines, Wright's liquid smoke hickory flavoring, Brer Rabbit molasses and Vermont Maid syrup brands, including trademarks, inventory and certain equipment used to bottle the Regina wine vinegars and cooking wines, from Nabisco, Inc., which is not our affiliate.

        On August 15, 1997, through a subsidiary, we acquired from E. Mcllhenny's Son Corporation all of the outstanding capital stock of JEM Brands, Inc., the holding company of Trappey's Fine Foods, Inc.

        On July 17, 1998, through a subsidiary, we acquired all of the outstanding capital stock of Maple Grove Farms of Vermont, Inc. and related entities from certain individual investors. The Maple Grove acquisition included the Maple Grove Farms of Vermont and Up Country Naturals labels of pure maple syrup.

        On February 5, 1999, we acquired certain assets of the Polaner and related brands from International Home Foods, Inc. (IHF) and M. Polaner, Inc. Prior to the consummation of the Polaner acquisition, we had been the exclusive manufacturer, or "co-packer," of the Polaner products for IHF, and had distributed the Polaner products regionally under co-packing and distribution contracts that were terminated upon consummation of the Polaner acquisition.

        On March 15, 1999, through a subsidiary, we acquired the assets of The Heritage Portfolio of Brands from The Pillsbury Company, Indivined B.V. and IC Acquisition Corp. The Heritage Portfolio of Brands includes Underwood meat spreads, B&M baked beans, Ac'cent flavor enhancer, Sa-son Ac'cent flavor enhancer, Las Palmas Mexican sauces and food products and Joan of Arc dry bean products businesses.

        On June 8, 2000, we entered into an agreement with Emeril's Food of Love Productions, LLC (EFLP) pursuant to which we and EFLP agreed to create a signature line of dry grocery products which are marketed under the label Emeril's.

        On January 17, 2001, we completed the sale of our wholly owned subsidiary, Burns & Ricker, Inc., to Nonni's Food Company, Inc. pursuant to a stock purchase agreement of the same date under which we sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's.

        On August 21, 2003, we acquired certain assets of The Ortega Brand of Business (Ortega) from Nestlé Prepared Foods Company. The Ortega product line includes salsas, peppers, taco sauces, taco kits, Mexican spices and taco shells.

Financial Information

        The consolidated balance sheets at January 3, 2004 and December 28, 2002 and the consolidated statements of operations, stockholder's equity and cash flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 and related notes thereto set forth our revenues from external customers, profit (or loss) and total assets. See Item 8—"Financial Statements and Supplementary Data."

Products and Markets

        The following is a brief description of our brands and product lines:

        The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, seasonings, dinner kits, taco sauce, peppers, refried beans, salsa and related food products. Ortega products are distributed nationally. Ortega has the leading market share nationally in taco sauce.

        The Maple Grove Farms of Vermont brand is the number two brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, marinades, fruit syrups, confections and pancake mixes. Maple Grove Farms of Vermont products are distributed nationwide.

        The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are the leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, relishes, peppers, olives and other related specialty items.

        The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred or bottled wet spices such as chopped garlic and basil. Polaner All Fruit is the leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Recently, we introduced Polaner Reduced Sugar and Polaner No Sugar Fruit Spreads in Polaner's key markets.

        The Emeril's brand was introduced in September of 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of seasonings, salad dressings, marinades, pepper sauces,

barbecue sauces and pasta sauces under the Emeril's brand name. In addition, we recently introduced mustards and sauces under the Emeril's brand name. Sales of Emeril's products for fiscal year 2003 were $25.4 million.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has the leading market share in the New England region.

        The Underwood brand's "Underwood Devil" (logo) is among the oldest registered trademarks for a prepackaged food product in the United States. We market meat spreads of several types, including deviled ham, chicken and roast beef as well as liver pate and sardines under the Underwood brand name. We believe that no competitors offer a directly comparable product to our meat spreads.

        The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce and various pepper products. The Las Palmas brand is the number two brand of enchilada sauce in the United States.

        The Ac'cent brand was introduced in 1947 as an all-natural flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac'cent is positioned as a unique flavor enhancer.

        The Trappey's brand includes two major categories of products under the brand, high quality peppers and hot sauces.

        The Regina brand includes vinegars and cooking wines. Vinegars and cooking wines are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups. Regina brand wine vinegar is the number two selling wine vinegar in supermarkets nationwide.

        The Joan of Arc brand includes a full range of canned beans including kidney, chili and other beans under the Joan of Arc brand. Joan of Arc products are sold nationally with significant sales in the Midwest region.

        The Wright's brand was introduced in 1895 and is an all-natural seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright's is the number two brand in the United States and is offered in two flavors: Hickory and Mesquite.

        The Sa-són brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand is the number three flavor enhancer in Puerto Rico as of 2002, the latest year for which we have data available. The brand's flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato.

        The Brer Rabbit brand currently offers mild and full-flavored molasses products and a black strap molasses product. Mild molasses is designed for table use and full-flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup. The Brer Rabbit brand currently holds the number two market share in the United States.

        The Vermont Maid brand has been in existence since 1919 and we offer maple-flavored syrup under the brand name. Vermont Maid syrup is available in regular, lite and butter lite varieties. Vermont Maid is mainly distributed in New England.

        We sell and distribute our products through a multiple-channel sales and distribution system including the following:

  •
  sales and shipments to supermarket warehouses;

  •
  sales and shipments to distributors and food service accounts;

  •
  sales and shipments to mass merchants, warehouse clubs and other non-food outlets;

  •
  sales and shipments to specialty food distributors;

  •
  direct-store-organization sales and shipments on a regional basis to individual grocery stores in the greater New York Metropolitan area; and

  •
  sales and shipments through export, catalogs and the Internet.

        We believe our presence in these channels allows us to distribute additional product volume cost-effectively. We sell our brands primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. Our broker sales network handles the sale of our products at the customer level. Our sales managers supervise our broker activities as well as support our relationship with buyers from our key accounts. We distribute our products in the greater New York metropolitan area primarily through our direct-store-organization sales and distribution system, which we refer to as our DSO system. Our DSO system supports an organization of sales personnel who directly service over 2,000 individual grocery stores.

Processed Food Industry

        The processed food industry is one of the United States' largest industries. Due to its maturity, it is characterized by relatively stable sales growth, based on modest price and population increases. Over the last several years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing, production and distribution. A series of large mergers over the last twenty years has led to the formation of a few, very large companies with a presence in a variety of branded product categories.

        Retailers are demanding higher margins, while at the same time reducing inventory levels and increasing their emphasis on private label products in certain categories. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and is driving many initiatives such as category management and efficient customer response. These two initiatives focus on retailers' need to minimize inventory investment and maximize dollar sales for allocated store shelf space. Food companies with category leadership positions, value-added distribution and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies. In addition, the specialty foods, mass merchandiser, food service and private label markets and channels provide additional opportunities of growth for food companies.

Sales, Marketing, and Distribution

        Sales.    Our sales organization is aligned by distribution channels and consists of 87 employees, 22 regional sales managers and key account managers. Regional sales managers sell our products nationwide through national and regional food brokers, with separate organizations focusing on specialty, food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts and make key account calls with buyers or distributors and supervise retail coverage of the products at the store level through brokers.

        Our sales strategy is centered around the individual brands. We set quotas for our sales force and allocate promotional spending for each of the brands. Regional sales managers coordinate promotions with customers. Additionally, our marketing department works in conjunction with the sales department to coordinate special account activities and marketing support, such as couponing and public relations.

        Over the past several years, we established a national sales force that is capable of supporting our current business as well as potential new acquisitions. We have primarily developed our national sales force internally, and did not integrate sales and marketing personnel from acquired companies in connection with most of our brand acquisitions. In the case of the Maple Grove Farms of Vermont acquisition, management retained the brand's sales force to serve the specialty channel related to that brand and for future specialty-oriented brands that we might develop, license or acquire in the future. This same sales force subsequently launched the Emeril's brand. The current national sales force is very experienced and was able to integrate Ortega within 30 days following the close of the acquisition.

        Our DSO sales force consists of seven managers and 32 sales representatives that work with individual stores in the New York metropolitan area. These sales representatives visit the 2,000 stores within the DSO area on a weekly or bi-weekly basis.

        Marketing.    Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where the spending will have the greatest impact. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Marketing support for the products distributed through the DSO system consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Consumer promotion and coupons supplement this activity. Our trade spending has remained stable as a percent of sales throughout fiscal 2002 and fiscal 2003, countering industry trends. Our rigorous in-house system tracks spending through the planning and execution phases and is used as a check on customer invoicing and deductions, as well. This system has allowed us to address rapidly any unauthorized deductions, improving the chance of recovering funds.

        Distribution.    We distribute our products through a multiple-channel system that we have developed as we have grown our business. The system operates primarily from three major distribution centers, which ship approximately 72% of orders on a full truckload basis via common carriers. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner, as demonstrated recently in the Ortega acquisition.

Customers

        Our top ten customers accounted for approximately 37% of our fiscal 2003 pro forma net sales, as if our acqusition of Ortega had occured as of December 29, 2002, and no single customer accounted for more than 6.1% of our fiscal 2003 pro forma net sales.

Seasonality

        Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Competition

        We face competition in each of our product lines. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and other activities and the ability to identify and satisfy emerging consumer preferences. We compete with numerous companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or be substantially less leveraged than we. Our ability to grow our business could be impacted by the relative effectiveness of, and competitive response to, our product initiatives, product innovation, advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors' pricing practices.

        Our most significant competitors for our pickles and peppers products are Vlasic® and Mt. Olive® branded products. In addition, J.M. Smucker is the main competitor for our fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree™ brand in the pure maple syrup category. Our Vermont Maid syrup products also have a number of competitors in the general pancake syrup market, including Aunt Jemima®, Mrs. Buttersworth™ and Log Cabin®. The B&M Baked Bean and Joan of Arc products compete with Bush's® brand products. Ortega products compete with the Old El Paso® and Taco Bell® brands.

        In addition, our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also with products found in the refrigerated sections of grocery stores, and all our brands compete against private label store brands to varying degrees.

Inflation

        We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Raw Materials

        We purchase agricultural products and other raw materials from a variety of suppliers, including growers, commodity processors and other food companies. Our principal raw materials include peppers, cucumbers, other vegetables, fruits, maple syrup, meat and poultry. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between July 1 and October 31. We also use packaging materials, particularly glass jars and cans.

        The profitability of our business relies in part on the prices of raw materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government-sponsored agricultural programs, export demand, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions and the effect of insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, we are still exposed to potential increases in raw material costs. Moreover, due to the competitive environment in which we operate, we may be unable to increase the prices of our products to offset any increase in the cost of raw materials. As a result, any such increase could have a material adverse effect on our profitability, financial condition, results of operations or liquidity.

Trademarks and Licensing Agreements

        We own 122 trademarks that are registered in the United States and 241 trademarks that are registered in foreign countries. In addition, we have nine trademark applications pending in the United

States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Bloch & Guggenheimer, Brer Rabbit, Cozy Cottage, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-són, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our senior secured credit facility is secured by substantially all of our assets, including our rights to our intellectual property.

        In June 2000 we entered into a license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by EFLP relating to Mr. Lagasse, including the name "Emeril Lagasse" and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, EFLP owns all of the recipes that it provides to us and all of our Emeril's brand products and related marketing materials are subject to the prior approval of EFLP, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs or celebrities in connection with any of the products covered by our agreement with EFLP.

        The license agreement has been extended through June 2005 and is subject to extension and renewal at our option for an indefinite period if we meet specified annual net sales results. Among other things, we are obligated to introduce and market new products in each year of the license agreement and to pay EFLP royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by EFLP if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify EFLP with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

Employees and Labor Relations

        As of January 3, 2004, our workforce consisted of 774 employees. Of that total, 529 employees were engaged in manufacturing, 97 were engaged in marketing and sales, 115 were engaged in distribution and 33 were engaged in administration. Approximately 289 of our 774 employees, as of January 3, 2004, were covered by collective bargaining agreements. In general, we consider our employee and union relations to be good.

Government Regulation

        Our operations are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, there can be no assurance that we are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost-effective manner. Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

        We are also subject to the Food, Drug and Cosmetic Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices"

regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Our management believes that our facilities and practices are sufficient to maintain compliance with applicable governmental regulations, although there can be no assurances in this regard.

        We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us new import and export regulations. Under the Act, among other things, we are required to provide specific information about the food products we ship into the U.S. and to register our manufacturing facilities with the FDA.

Environmental Matters

        Except as described below, we have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity, except as noted below. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        On January 17, 2001, we became aware that fuel oil from our underground storage tank at our Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. Since January 17, 2001, together with our environmental services firms, we have worked to clean-up the oil in cooperation with the New Jersey Department of Environmental Protection (NJDEP). After completion of the work we submitted our findings to the NJDEP along with recommendations for no further action. The NJDEP responded that additional investigation was required before it could agree to the no further action recommendations. The additional work has been conducted and we are awaiting the NJDEP's response. While the NJDEP could assert that more work is required, the cost of such work is not expected to have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

        We recorded a charge of $1.1 million in the first quarter of fiscal 2001 to cover the expected cost of the clean-up, which approximates the actual amount spent as of December 29, 2001. In the third quarter of fiscal 2001, we received an insurance reimbursement of $0.2 million and accrued an additional $0.1 million for certain remaining miscellaneous expenses. Our management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of January 3, 2004.

        In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill in New Jersey, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter and in March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $0.1 million and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

        We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

        We are subject to environmental regulations in the normal course of business. Our management believes that the cost of compliance with such regulations will not have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054 in an office building where we lease approximately 21,000 square feet.

        Our manufacturing plants are generally located near major customer markets and raw materials. Of our six manufacturing facilities, five are owned and one is leased, as of January 3, 2004. Approximately 124,000 square feet of our manufacturing facility space is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of January 3, 2004, we operated the manufacturing and warehouse facilities described in the table below:

Facility Location	Owned/ Leased	Description	Approximate Sq. Ft.
Hurlock, MD	Owned	Manufacturing/Warehouse	236,000
Portland, ME	Owned	Manufacturing/Warehouse	225,000
New Iberia, LA	Owned	Manufacturing/Warehouse	158,000
Stoughton, WI	Owned	Manufacturing/Warehouse	65,000
St. Johnsbury, VT	Owned	Manufacturing/Warehouse	200,000
Hurlock, MD	Owned	Warehouse	80,000
St. Evariste, Quebec	Owned	Storage Facility	50,000
Sharptown, MD	Owned	Storage Facility	3,000
Parsippany, NJ	Leased	Headquarters	21,000
Roseland, NJ	Leased	Manufacturing/Warehouse	124,000
La Vergne, TN	Leased	Distribution Center	175,000
Houston, TX	Leased	Distribution Center	104,000
Biddeford, ME	Leased	Distribution Center	117,835
Seaford, DE	Leased	Distribution Center	210,000
Bentonville, AR	Leased	Sales Office	1,040

        Co-Packing Arrangements.    In addition to our own manufacturing plants, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize Company-owned manufacturing facilities most effectively. Third parties produce Regina, Underwood, Las Palmas and Joan of Arc brand products and certain Emeril's and Ortega brand products under co-packing agreements or purchase orders. Underwood brand products are produced pursuant to a co-packing agreement that expires December 31, 2006, with automatic one-year extensions thereafter unless either party provides at least one year's prior notice. Las Palmas brand products are produced under a co-packing agreement that expires on December 31, 2005, with automatic one-year extensions thereafter unless either party provides at least nine months' prior notice. Joan of Arc brand products are produced under a co-packing agreement that continues in effect unless either party provides written notice to the other party at least eighteen months in advance of a specified final shipment date. Regina brand products and certain Emeril's brand products are produced by co-packers on a purchase order basis. Ortega brand salsa and peppers are co-packed under agreements that expire on December 31, 2006 (after which we have three one-year extension options) and June 30, 2004 (with two automatic one-year extensions), respectively. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for our products, although we may experience short term disturbances in our operations if we are required to change our co-packing productions.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of business, we are involved in various legal proceedings. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

        In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter, and in March 2003 a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $0.1 million and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During fiscal 2003, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of April 2, 2004, we had one share of common stock, par value $0.01 per share, outstanding, which was owned by B&G Holdings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 3, 2004 (fiscal 2003), December 28, 2002 (fiscal 2002), December 29, 2001 (fiscal 2001), December 30, 2000 (fiscal 2000) and January 1, 2000 (fiscal 1999) has been derived from our consolidated financial statements.

	Fiscal Year Ended
	January 3, 2004	December 28, 2002		December 29, 2001		December 30, 2000		January 1, 2000
	(Dollars in thousands, except ratios)
Statement of Operations Data(1):
Net sales(2)	$328,356	$293,677		$279,779			$351,416		$336,112
Cost of goods sold	226,174	203,707		192,525			200,651		196,184

Gross profit	102,182	89,970		87,254			150,765		139,928
Sales, marketing and distribution expenses(2)	39,477	35,852		34,922			100,711		91,120
General and administrative expenses(3)	6,313 (4)	4,911		14,120			12,957		13,802
Management fees-related party	500	500		500			500		450
Environmental clean-up expenses	—	100		950			—		—
Special severance expenses	—	—		—			250		—

Operating income	55,892	48,607		36,762			36,347		34,556
Gain on sale of assets	—	—		(3,112	)(6)		—		—
Derivative gain	—	(2,524	)(5)	—			—		—
Interest expense, net	31,205	26,626		29,847			36,073		29,874

Income before income tax expense	24,687	24,505		10,027			274		4,682
Income tax expense	9,519	9,260		4,029			1,559		2,429

Net income (loss)	$15,168	$15,245		$5,998			$(1,285)		$2,253

Other Financial Data(1):
EBITDA(7)	$61,906	$56,431		$54,164		$		$
Cash flow from operations	27,431	26,417		21,470
Capital expenditures	(6,442)	(6,283)		(3,904)
Net cash used for purchase of businesses	(118,179)	—		—
Net cash proceeds for sale of assets	—	—		24,090
Proceeds from sale of property, plant and equipment	—	—		—
Cash flow provided by (used in) financing activities	89,470	(19,351)		(39,998)
Ratio of earnings to fixed charges(8)	1.7x	1.9x		1.3x
Senior debt/ EBITDA	2.4x	1.0x		3.1x
Total debt/ EBITDA	6.0x	4.9x		5.3x
EBITDA/ Cash interest expense	1.8x	2.1x		2.0x
Selected Balance Sheet Data(1):
Cash and cash equivalents	$8,092	$15,866		$15,055			$13,433		$7,745
Net working capital(9)	59,245	54,100		34,831			55,610		51,668
Total assets	549,939	430,673		426,006			457,016		477,057
Total debt	368,796	273,796		289,275			329,323		340,892
Total stockholder's equity	93,179	78,065		62,792			56,780		58,073

(1)
The purchase method of accounting was used to account for (a) the acquisition of certain assets of the Polaner and related brands from International Home Foods, Inc. on February 5, 1999; (b) the acquisition of the Heritage Portfolio of Brands from the Pillsbury Company, Indivined B.V. and IC Acquisition on March 15, 1999 and (c) the acquisition of Ortega from Nestlé Prepared Foods Company on August 21, 2003. We completed the sale of our wholly owned subsidiary, Burns & Ricker, Inc. to Nonni's Food Company, Inc. on January 17, 2001. Burns & Ricker sales for fiscal 2000 were $26.4 million.

(2)
Certain amounts in fiscal 2001 aggregating $52.7 million have been reclassified from sales, marketing and distribution expenses to a reduction of net sales in accordance with EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," as codified by EITF Issue 01-09. These EITF pronouncements, which we adopted in 2002, require us to classify certain coupon and promotional expenses as a reduction of net sales. The reclassification has no effect on operating income. Due to the specificity of similar information not being available in our information systems for fiscal 1999 and 2000, we are unable to determine what the reclassification amounts should be for those years.

(3)
We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001. Effective December 30, 2001, we ceased the amortization of goodwill and trademarks. Amortization expenses related to goodwill and trademarks were $8.5 million, $9.5 million and $9.2 million in fiscal 2001, 2000 and 1999, respectively.

(4)
General and administrative expenses include an unusual bad debt expense incurred for 2003 of $0.6 million ($0.4 million, net of taxes) relating to Fleming Companies, Inc., which filed for chapter 11 Bankruptcy on April 1, 2003.

(5)
Derivative gain reflects the change in fair value over the life of our interest rate swap agreement from the date we entered into the agreement to the date the swap agreement was terminated.

(6)
The gain on sale of assets of $3.1 million relates to the sale of our wholly owned subsidiary, Burns & Ricker, to Nonni's Food Company, Inc. on January 17, 2001.

(7)
We define EBITDA as income before interest, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash provided by operating activities. We present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt. EBITDA is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Set forth below is a reconciliation of net income to EBITDA. We present a reconciliation of EBITDA to net cash provided by operating activities for fiscal 2003, 2002 and 2001 in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	January 1, 2000
	(Dollars in thousands)
Net income (loss)	$15,168	$15,245	$5,998	$(1,285)	$2,253
Income taxes	9,519	9,260	4,029	1,559	2,429
Interest expense, net	31,205	26,626	29,847	36,073	29,874
Depreciation and amortization	6,014	5,300	14,290	15,754	15,148

EBITDA	$61,906	$56,431	$54,164	$52,101	$49,704

(8)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness and an interest component of lease rental expense.

(9)
Net working capital is current assets excluding cash and cash equivalents minus current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" and elsewhere in this report. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

General

        We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

        Our business strategy is to continue to increase sales, profitability and free cash flow by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths. We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, and expanding our brand portfolio with new licensing arrangements.

        Since 1996, we have successfully acquired and integrated 16 separate brands into our operations. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing platform.

        We completed the acquisition of certain assets of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as "Ortega" or the "Ortega acquisition." The Ortega acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of the acquisition.

        On January 17, 2001, we completed the sale of our wholly owned subsidiary, Burns & Ricker, Inc., to Nonni's Food Company, Inc. pursuant to a stock purchase agreement of the same date under which we sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's. The Ortega acquisition and the application of the purchase method of accounting and sale of Burns & Ricker affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the headings "Forward-Looking Statements" and "Business" and elsewhere in this report, include:

        Fluctuations in Commodity Prices:    We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.

        Consolidation in the Retail Trade and Consequent Inventory Reductions:    As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. These customers are also reducing their inventories and increasing their emphasis on private label products. To date we have been able to offset these trends by using our marketing expertise, unique products and category leadership to maintain and increase volume.

        Changing Customer Preferences:    Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences. By anticipating, identifying or developing and marketing products that respond to these changes in consumer preferences, we have largely been able to offset this challenge.

        Consumer Concern Regarding Food Safety, Quality and Health:    The food industry is subject to consumer concerns regarding the safety and quality of certain food products, including the health implications of genetically modified organisms, obesity and trans fatty acids. By complying with applicable food and safety laws and regulations, we have been able to produce food products that generate consumer confidence in the safety and quality of our food products.

        Changing Valuations of the Canadian Dollar in Relation to the U.S. Dollar:    We purchase most of our maple syrup requirements from manufacturers located in Quebec, Canada. Over the past year the U.S. dollar has weakened against the Canadian dollar, which has in turn increased our costs relating to the production of our maple syrup products.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through productivity and to address consumer concerns about food safety, quality and health.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2003, our commodity costs for maple syrup, cucumbers and peppers have been higher than those incurred in fiscal 2002.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment and deferred tax assets. Actual results could differ from those estimates.

        Our significant accounting policies are described in note 2 to our consolidated financial statements. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

        Trade and Consumer Promotion Expenses.    We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

        Inventories.    Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on our management's review of inventories on hand compared to estimated future usage and sales.

        Long-Lived Assets.    Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Goodwill and intangible assets (trademarks) not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Income Tax Expense Estimates and Policies.    As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

        There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumption and estimates used to prepare our financial statements when new regulation and legislation is enacted.

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
	Actual	Actual	Actual
Common Size Income Statement:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.9	69.4	68.8

Gross profit	31.1	30.6	31.2
Sales, marketing and distribution expenses	12.0	12.2	12.5
General and administrative expenses	1.9	1.7	5.0
Management fees-related party	0.2	0.2	0.2
Environmental clean-up expenses	0.0	0.0	0.3

Operating income	17.0	16.6	13.1
Gain on sale of assets	0.0	0.0	(1.1)
Derivative gain	0.0	(0.9)	0.0
Interest expense	9.5	9.1	10.7

Income before income taxes	7.5	8.3	3.6
Provision for income taxes	2.9	3.2	1.4

Net income	4.6%	5.2%	2.1%

        As used in this section the terms listed below have the following meanings:

        Net Sales.    Our net sales represents gross sales of products shipped to customers plus amounts charged customers for shipping and handling, less cash discount, coupon redemption, slotting fees and trade promotional spending.

        Gross Profit.    Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co-packers plus freight costs to our distribution centers and to our customers.

        Sales, Marketing and Distribution Expenses.    Our sales, marketing and distribution expenses include costs for marketing personnel, consumer programs, internal sales forces, brokerage costs and warehouse facilities.

        General and Administrative Expenses.    Our general and administrative expenses includes administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

Year Ended January 3, 2004 Compared to Year Ended December 28, 2002

        Net Sales.    Net sales increased $34.7 million or 11.8% to $328.4 million for the period ended January 3, 2004, ("fiscal 2003"), from $293.7 million for the period ended December 28, 2002, ("fiscal 2002"). The Ortega acquisition accounted for $33.4 million of the sales increase during fiscal 2003. Sales of our Maple Grove Farms of Vermont, Underwood, Emeril's and Bloch & Guggenheimer brands increased $2.2 million, $1.0 million, $0.9 million and $0.8 million or 4.8%, 4.7%, 3.7% and 1.7%, respectively, largely reflecting higher unit volume. Sales of our Joan of Arc, Regina, Ac'cent, Polaner and Sa-són brands decreased by $0.8 million, $0.7 million, $0.6 million, $0.5 million and $0.3 million, or 6.4%, 5.8%, 3.5%, 1.3% and 6.6%, respectively, largely reflecting lower unit volume. All other brands decreased, in the aggregate $0.7 million or 0.9%.

        Gross Profit.    Gross profit increased $12.2 million or 13.6% to $102.2 million in fiscal 2003 from $90.0 million in fiscal 2002. Gross profit expressed as a percentage of net sales increased to 31.1% in fiscal 2003 from 30.6% in fiscal 2002. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition and a reduction in co-pack costs for our Underwood, Joan of Arc and Las Palmas brands, partially offset by higher costs of maple syrup, the increased costs of pickle and pepper production and an increase in trade spending.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $3.6 million or 10.1% to $39.5 million for fiscal 2003 from $35.9 million for fiscal 2002. These expenses expressed as a percentage of net sales decreased to 12.0% in fiscal 2003 from 12.2% in fiscal 2002. The Ortega acquisition accounted for $3.3 million of the increase in sales and marketing expenses for fiscal 2003. For brands other than Ortega, marketing costs increased $0.2 million or 2.2% relating to additional spending on consumer marketing programs, and brokerage expenses increased $0.4 million or 6.7% during fiscal 2003 as compared with prior year. All other expenses decreased $0.3 million during fiscal 2003.

        General and Administrative Expenses.    General and administrative expenses and management fees increased $1.4 million or 25.9% to $6.8 million in fiscal 2003 from $5.4 million in fiscal 2002. Included in fiscal 2003 is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003. Transitional expenses related to the Ortega acquisition accounted for $0.2 million of the increase, incentive compensation increased $0.4 million and computer equipment depreciation increased $0.2 million during fiscal 2003 as compared with prior year.

        Environmental Clean-Up Expenses.    We recorded a charge of $0.1 million, in fiscal 2002, relating to the Combe Fill South Landfill in New Jersey as described under Item 1—"Business-Environmental Matters."

        Operating Income.    As a result of the foregoing, operating income increased $7.3 million or 15.0% to $55.9 million in fiscal 2003 from $48.6 million in fiscal 2002. Operating income expressed as a percentage of net sales increased to 17.0% in fiscal 2003 from 16.6% in fiscal 2002.

        Derivative Gain.    Income of $2.5 million was recorded in fiscal 2002 reflecting the change in fair value of our interest rate swap agreement since the date we entered into the agreement (March 21, 2002). The interest rate swap was terminated during the latter part of fiscal 2002.

        Interest Expense.    Interest expense increased $4.6 million to $31.2 million in fiscal 2003 from $26.6 million in fiscal 2002. The increase is due primarily to the write-off of $1.8 million of deferred financing costs in connection with the payment in full during fiscal 2003 of the term loan B under our then-existing term loan agreement dated as of March 15, 1999. In addition, total debt increased due to term loan borrowings under a senior secured credit facility in connection with the purchase of the Ortega acquisition.

        Income Tax Expense.    Income tax expense increased $0.2 million to $9.5 million in fiscal 2003 from $9.3 million in fiscal 2002. Our effective tax rate for fiscal 2003 was 38.6% as compared with 37.8% for fiscal 2002. Cash taxes due were $5.1 million in fiscal 2003 and $3.7 million in fiscal 2002.

Non-GAAP Financial Measures

        Certain disclosures in this report include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, stockholder's equity and cash flows. We present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt.

        A reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization) and "free cash flow" with the most directly comparable GAAP measure is included below for the fifty-three weeks ended January 3, 2004, the fifty-two weeks ended December 28, 2002 and the fifty-two weeks ended December 29, 2001 (dollars in millions) along with the components of EBITDA.

        EBITDA margin is calculated as a percentage of net sales.

        Use of Non-GAAP Financial Measures.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(Dollars in millions)
Net income(1)	$15.2	$15.2	$6.0
Depreciation and amortization	6.0	5.3	14.3
Income tax expense	9.5	9.3	4.0
Interest expense, net	31.2	26.6	29.8

EBITDA(2)	61.9	56.4	54.1

Income tax expense	(9.5)	(9.3)	(4.0)
Interest expense	(31.2)	(26.6)	(29.8)
Deferred income taxes	4.4	5.5	3.8
Amortization of deferred financing and bond discount	2.8	2.7	2.0
Write-off of pre-existing deferred debt issuance costs	1.8	—	—
Gain on sale of assets	—	—	(3.1)
Changes in assets and liabilities, net of effects of business combination	(2.8)	(2.3)	(1.5)

Net cash provided by operating activities	27.4	26.4	21.5
Capital expenditures	(6.5)	(6.3)	(3.9)

Free cash flow(3)	$20.9	$20.1	$17.6

(1)
Net income includes an unusual bad debt expense incurred for fiscal 2003 of $0.6 million ($0.4 million, net of tax) relating to Fleming Companies, Inc. which filed for Chapter 11 Bankruptcy on April 1, 2003.

(2)
We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash provided by operating activities. The table above presents a reconciliation of EBITDA to net cash provided by operating activities. We present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service our debt. EBITDA is not a substitute for operating income, net income or net cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, acquisitions and capital expenditures and pay its income taxes and dividends. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we define it, may differ from similarly named measures used by other entities.

(3)
We disclose free cash flow because we believe that it is a measure of cash flow generated that is available for investing and financing activities. Free cash flow is defined as net cash provided by operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses, paying dividends and making other strategic investments. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt and that we will be able to finance any new acquisitions we make by raising new debt or equity capital.

In computing our current taxable income for free cash flow purposes, we are able to amortize certain intangible assets within the meaning of section 197 of the Internal Revenue Code of 1986. This enables us to amortize approximately $16.0 million annually through 2011, approximately $14.4 million for fiscal 2012, approximately $12.9 million for fiscal 2013 and 2014, and approximately $7.1 million for fiscal 2015 through 2018. Assuming that there is no impairment of our intangible assets, we project that this tax deduction will have a positive impact on free cash flow of approximately $6.4 million annually through 2011, $5.6 million for fiscal 2012, $4.8 million for fiscal 2013 and fiscal 2014, and $2.8 million for fiscal 2015 through 2018.

Year Ended December 28, 2002 Compared to Year Ended December 29, 2001

        Net Sales.    Net sales increased $13.9 million or 5.0% to $293.7 million fiscal 2002 from $279.8 million for the period ended December 29, 2001 ("fiscal 2001"). Sales of our Emeril's, Las Palmas, Maple Grove Farms of Vermont, Ac'cent, Trappey's, Wright's and Polaner brands increased $7.6 million, $2.6 million, $2.2 million, $2.2 million, $0.6 million, $0.3 million and $0.3 million or 45.1%, 14.5%, 5.1%, 13.5%, 4.2%, 6.0% and 0.7%, respectively, largely reflecting higher unit volume. Sales of our B&M baked beans and Sa-són brands decreased by $0.7 million and $0.5 million, or 2.6% and 9.3%, respectively. Our fiscal 2002 net sales increase was offset by $0.7 million, reflecting the disposition of the Burns & Ricker brand early in fiscal 2001.

        Gross Profit.    Gross profit increased $2.7 million or 3.1% to $90.0 million for fiscal 2002 from $87.3 million in fiscal 2001. Gross profit expressed as a percentage of net sales decreased to 30.6% in fiscal 2002 from 31.2% in fiscal 2001. The decrease in gross profit percentage resulted from higher costs of maple syrup, increased costs from the co-packers of the Underwood, Joan of Arc and Las Palmas brands and an increase in trade spending which is now included as a reduction to net sales. These cost increases were offset by a mix shift of products sold by us and a reduction in delivery expenses in an amount equal to 0.4% of net sales.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $0.9 million or 2.7% to $35.9 million for fiscal 2002 from $34.9 million for fiscal 2001. These expenses expressed as a percentage of net sales decreased to 12.2% in fiscal 2002 from 12.5% in fiscal 2001. Selling expenses increased $1.0 million or 8.4% relating to sales compensation and brokerage. Marketing costs increased $0.6 million or 7.5% relating to additional spending on consumer programs. These increases were partially offset by a decrease in warehousing costs of $0.8 million or 14.7% due to reductions in headcount and the elimination of one distribution center. All other costs increased $0.1 million or 1.2%.

        General and Administrative Expenses.    General and administrative expenses (including amortization of goodwill and trademark intangibles in fiscal 2001) and management fees decreased $9.2 million or 63.0% to $5.4 million in fiscal 2002 from $14.6 million in fiscal 2001. Amortization of goodwill and trademark intangibles with indefinite useful lives decreased from $8.5 million in fiscal 2001 to $0.0 in fiscal 2002 as a result of the implementation of the provisions of the Financial Accounting Standard Board's (FASB) Statement No. 142. All other general and administrative expenses collectively decreased $0.7 million due to a decrease in incentive compensation costs in fiscal 2002.

        Environmental Clean-Up Expenses.    As further described in Item 1—"Business—Environmental Matters," we recorded a charge of $0.1 million, in fiscal 2002, relating to the Combe Fill South Landfill in New Jersey. We recorded a charge of $1.0 million, net of insurance proceeds, in fiscal 2001 relating to the fuel oil tank leak at our Roseland, New Jersey facility.

        Operating Income.    As a result of the foregoing, operating income increased $11.8 million or 32.2% to $48.6 million in fiscal 2002 from $36.8 million in fiscal 2001. Operating income expressed as a percentage of net sales increased to 16.6% in fiscal 2002 from 13.1% in fiscal 2001.

        Gain on Sale of Assets.    As further described in note 1 to our consolidated financial statements, we recorded a $3.1 million gain on the Burns & Ricker disposition in fiscal 2001.

        Derivative Gain.    Income of $2.5 million was recorded in fiscal 2002 reflecting the change in fair value of our interest rate swap agreement since the date we entered into the agreement (March 21, 2002). The interest rate swap was terminated during the latter part of fiscal 2002.

        Interest Expense.    Interest expense decreased $3.2 million to $26.6 million in fiscal 2002 from $29.8 million in fiscal 2001 as a result of lower outstanding debt balances and reduced interest rates in fiscal 2002.

        Income Tax Expense.    Income tax expense increased $5.2 million to $9.3 million in fiscal 2002 from $4.0 million in fiscal 2001. Our effective tax rate for fiscal 2002 was 37.8% as compared with 40.2% for fiscal 2001. The decrease in the effective rate reflects the effect of the amortization of nondeductible goodwill and other intangibles and the implementation of state tax planning initiatives, resulting in the reduction in current and deferred state tax liabilities. Cash taxes due were $3.7 million in fiscal 2002 and $0.2 million in fiscal 2001. Cash taxes due in each year are less than GAAP income tax expense due to the favorable impact of goodwill amortization expense deductible for tax-purposes resulting from our previous acquisitions.

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. See, also, "Commitments and Contractual Obligations" below. We will fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

        Cash Flows.    Cash provided by operating activities increased $1.0 million or 3.8% to $27.4 million in fiscal 2003 from $26.4 million in fiscal 2002. This increase was primarily due to an increase in accounts payable, amortization of deferred debt issuance costs and depreciation partially offset by increases in accounts receivable and inventory. Working capital at January 3, 2004 was $67.3 million, a decrease of $2.7 million over working capital at December 28, 2002 of $70.0 million.

        Net cash used in investing activities for fiscal 2003 was $124.6 million compared to net cash used in investing activities for fiscal 2002 of $6.3 million. Capital expenditures during fiscal 2003, which included purchases of manufacturing and computer equipment, were $6.4 million compared to $6.3 million for fiscal 2002. Investment expenditures during fiscal 2003 included $118.2 million for the Ortega acquisition.

        Net cash provided by financing activities for fiscal 2003 was $89.5 million compared to net cash used in financing activities for fiscal 2002 of $19.4 million. During fiscal 2003, we entered into a $150.0 million term loan in connection with the Ortega acquisition. The net cash provided by this financing activity was reduced by $54.9 million, $5.3 million and $0.3 million to pay-off existing debt under our previous credit facility, to pay new deferred debt issuance costs and to make a required payment toward the new term loan, respectively. The net cash used by financing activities for fiscal 2002 included payments of deferred debt financing fees of $3.7 million, a payment of $38.3 million toward the remaining balance of the term loan A and a partial prepayment of $75.8 million toward the term loan B, which such payments were partially offset by proceeds from the issuance of long-term debt of $98.8 million. The payments made toward term loan A and term loan B totaled $114.1 million, and included $95.8 million in prepayments of term loan A and term loan B, our required $0.4 million quarterly payments under term loan B and an additional prepayment of $17.9 million under term loan B. In addition, a payment of $0.3 million was made toward capital leases in fiscal 2002.

        We believe, based on a number of factors including our trademark and goodwill amortization from our prior acquisitions, our call premium on our outstanding subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with the exercise of certain management stock options, that we will realize a significant reduction in cash taxes in 2004, and further, we will realize a benefit to our cash taxes payable from the depreciation of our acquired trademarks and goodwill for the taxable years 2004 through 2018, which will result in a further significant reduction in our cash taxes from 2005 through fiscal 2018.

        Acquisitions.    Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operations. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our recent acquisitions, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

        On August 21, 2003, we consummated the Ortega acquisition for approximately $118.2 million in cash, including transaction costs, from Nestlé Prepared Foods Company. In connection with this transaction, we entered into a $200.0 million senior secured credit facility comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of such senior secured credit facility were used to fund the Ortega acquisition and refinance our then-existing credit facility.

        In connection with the Ortega acquisition, we paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc., a related party, aggregating $1.0 million for financial advisory services. We recorded such transaction fees as part of the transaction costs included in the Ortega purchase price.

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

        The following table sets forth the allocation of the Ortega purchase price. The cost of the Ortega acquisition has been allocated to tangible and intangible assets as follows:

(Dollars in thousands)
Property, plant and equipment	$5,964
Goodwill	76,310
Indefinite life intangible assets—trademarks	30,700
Other assets, principally net current assets	6,960
Other liabilities, principally net current liabilities	(2,039)
Deferred income tax asset	284

Total	$118,179

        Environmental Clean-Up Costs.    See Item 1—"Business—Environmental Matters," for a description of environmental matters.

        Debt.    We have outstanding $220.0 million of 9 5/8% senior subordinated notes due 2007 with interest payable semiannually on February 1 and August 1 of each year.

        On August 21, 2003, we entered into a newly amended and restated $200.0 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used to fund the Ortega acquisition and to pay related transaction fees and expenses and to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to the our then-existing term loan B. For the senior secured credit facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.52% at January 3, 2004). The senior secured credit facility is secured by substantially all of our assets. The senior secured credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The senior secured credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The senior secured credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the senior secured credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The outstanding balances for the revolving credit facility and the term loan at January 3, 2004 were $0.0 million and $149.6 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.3 million, was approximately $48.7 million at January 3, 2004.

Future Capital Needs

        We are highly leveraged. On January 3, 2004, our total long-term debt was $368.8 million and our stockholder's equity was $93.2 million.

        Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $48.7 million at January 3, 2004 will be sufficient for the foreseeable future to fund operations, meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. We expect to make capital expenditures of between $7.0 million to $8.0 million for each of fiscal 2004 and 2005.

Recent Accounting Pronouncements

        In 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate, and other assets). We adopted the provisions of this Statement, except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

Off-balance Sheet Arrangements

        As of January 3, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:

	Actual Payments Due by Period
Contractual Obligations:	Total	2004	2005	2006	2007	2008 and Thereafter
	(Dollars in thousands)
Long-term debt	$368,796	$1,500	$1,500	$1,500	$220,671	$143,625
Operating leases	12,391	3,742	3,238	1,927	1,438	2,046
Management fees-related party	1,500	500	500	500	0	0
Purchase commitments	8,926	8,926	0	0	0	0

Total contractual cash obligations	$391,613	$14,668	$5,238	$3,927	$222,109	$145,671

Forward-Looking Statements

        This report includes forward-looking statements, including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The words "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

  •
  our substantial leverage;

  •
  intense competition, changes in consumer preferences, demand for our products, the effects of changing prices for our raw materials and local economic and market conditions;

  •
  our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and markets in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets;

  •
  the risks associated with the expansion of our business;

  •
  our possible inability to integrate any businesses we acquire;

  •
  our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

  •
  factors that affect the food industry generally, including:

  •
  recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids; and

  •
  the effects of currency movements in Canada and fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

  •
  other factors discussed elsewhere in this report.

        Developments in any of these areas, which are more fully described elsewhere in this report and which descriptions are incorporated into this section by reference, could cause our results to differ materially from results that have been or may be projected by or on our behalf.

        All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

        We caution that the foregoing list of important factors is not exclusive. We urge you not to unduly rely on forward-looking statements contained in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates. As of January 3, 2004, our only variable rate borrowings were under the term loan and the revolving credit facility, which bear interest at several alternative variable rates as stipulated in the senior secured credit facility. A 100 basis point increase in interest rates, applied to our borrowings at January 3, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash-flow of approximately $0.9 million.

        We also have outstanding $220 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by us through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million senior subordinated notes at January 3, 2004, based on quoted market prices, was $226.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets at January 3, 2004 and December 28, 2002 and the consolidated statements of operations, stockholder's equity and cash flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 and related notes thereto are set forth below.

Independent Auditors' Report

The Board of Directors and Stockholder of
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts for the years ended January 3, 2004, December 28, 2002 and December 29, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&G Foods, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 10, 2004

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	January 3, 2004	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$8,092	$15,866
Trade accounts receivable, less allowance for doubtful accounts of $526 and $464 in 2003 and 2002, respectively	22,348	21,900
Inventories	80,789	67,536
Prepaid expenses	2,336	2,024
Deferred income taxes	115	1,485

Total current assets	113,680	108,811
Property, plant and equipment, net	43,940	37,414
Goodwill	188,629	112,319
Trademarks	193,481	162,781
Other assets	10,209	9,348

Total assets	$549,939	$430,673

Liabilities and Stockholder's Equity
Current liabilities:
Current installments of long-term debt	$1,500	$370
Trade accounts payable	19,816	18,826
Accrued expenses	24,819	19,441
Due to related party	208	208

Total current liabilities	46,343	38,845
Long-term debt, excluding current maturities	367,296	273,426
Other liabilities	347	291
Deferred income taxes	42,774	40,046

Total liabilities	456,760	352,608

Commitments and contingencies (Notes 5, 6, 9 and 10)
Stockholder's equity:
Common stock, $0.01 par value per share. Authorized 1,000 shares; issued and outstanding 1 share in 2003 and 2002	—	—
Additional paid-in capital	56,396	56,396
Accumulated other comprehensive loss	(74)	(20)
Retained earnings	36,857	21,689

Total stockholder's equity	93,179	78,065

Total liabilities and stockholder's equity	$549,939	$430,673

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Net sales (Note 2(g))	$328,356	$293,677	$279,779
Cost of goods sold	226,174	203,707	192,525

Gross profit	102,182	89,970	87,254
Operating expenses:
Sales, marketing and distribution expenses (Note 2(g))	39,477	35,852	34,922
General and administrative expenses	6,313	4,911	14,120
Management fees—related party	500	500	500
Environmental clean-up expenses	—	100	950

Operating income	55,892	48,607	36,762
Other expenses:
Gain on sale of assets	—	—	(3,112)
Derivative gain	—	(2,524)	—
Interest expense, net	31,205	26,626	29,847

Income before income taxes	24,687	24,505	10,027
Provision for income taxes	9,519	9,260	4,029

Net income	$15,168	$15,245	$5,998

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity

(Dollars in thousands, except per share data)

	Common Stock		Accumulated other comprehensive (loss) income
				Additional paid-in capital	Retained Earnings
	Share	Amount				Total
Balance at December 30, 2000	1	$—	$(12)	$56,346	$446	$56,780

Capital contribution	—	—		50	—	50
Foreign currency translation			(36)			(36)
Net income	—	—		—	5,998	5,998
Comprehensive income						5,962

Balance at December 29, 2001	1	—	(48)	56,396	6,444	62,792

Foreign currency translation			28			28
Net income	—	—		—	15,245	15,245
Comprehensive income						15,273

Balance at December 28, 2002	1	—	(20)	56,396	21,689	78,065

Foreign currency translation			(54)			(54)
Net income	—	—		—	15,168	15,168
Comprehensive income						15,114

Balance at January 3, 2004	1	$—	$(74)	56,396	$36,857	$93,179

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income	$15,168	$15,245	$5,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,014	5,300	14,290
Amortization of deferred debt issuance costs and bond discount	2,839	2,686	1,972
Write-off of deferred debt issuance costs	1,831	—	—
Deferred income taxes	4,382	5,532	3,832
Gain from sale of assets	—	—	(3,112)
Provision for doubtful accounts	711	84	118
Changes in assets and liabilities, net of effects from business acquired:
Trade accounts receivable	(1,159)	(363)	2,432
Inventories	(6,542)	(1,394)	(2,788)
Prepaid expenses	(63)	(234)	303
Other assets	(1)	33	(400)
Trade accounts payable	990	(2,430)	(3,525)
Accrued expenses	3,205	1,903	2,263
Other liabilities	56	55	87

Net cash provided by operating activities	27,431	26,417	21,470

Cash flows from investing activities:
Capital expenditures	(6,442)	(6,283)	(3,904)
Net proceeds from sale of assets	—	—	24,090
Payments for acquisition of business	(118,179)	—	—

Net cash (used in) provided by investing activities	(124,621)	(6,283)	20,186

Cash flows from financing activities:
Payments of long-term debt	(55,231)	(114,417)	(40,048)
Proceeds from issuance of long-term debt	150,000	98,760	—
Proceeds from issuance of equity and capital contributions	—	—	50
Payments of debt issuance costs	(5,299)	(3,694)	—

Net cash provided by (used in) financing activities	89,470	(19,351)	(39,998)

Effect of exchange rate fluctuations on cash and cash equivalents	(54)	28	(36)

Net (decrease) increase in cash and cash equivalents	(7,774)	811	1,622
Cash and cash equivalents at beginning of period	15,866	15,055	13,433

Cash and cash equivalents at end of period	$8,092	$15,866	$15,055

Supplemental disclosures of cash flow information:
Cash interest	$26,483	$22,975	$29,966

Cash income taxes	$3,708	$3,778	$271

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands)

(1)    Nature of Operations

Organization

        B&G Foods, Inc. and subsidiaries ("B&G" or the "Company") is a wholly owned subsidiary of B&G Foods Holdings Corp. ("Holdings"), which in turn is majority owned by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), a private equity investment firm, and minority owned by management, directors and certain other investors.

Nature of Operations

        The Company operates in one industry segment and manufactures, sells and distributes a diverse portfolio of high quality branded, shelf-stable food products. The Company's products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings, taco shells, seasonings, dinner kits, taco sauces, refried beans, salsa and other specialty food products which are sold to retailers and food service establishments. The Company distributes these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors. Sales of a number of the Company's products tend to be seasonal; however, in the aggregate, the Company's sales are not heavily weighted to any particular quarter. Sales during the first quarter of the fiscal year are generally below that of the following three quarters.

Business and Credit Concentrations

        The Company's exposure to credit loss in the event of non-payment of accounts receivable by customers is represented in the amount of such receivables. The Company performs ongoing credit evaluations of its customers' financial condition. As of January 3, 2004, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable. The Company had no customers in fiscal 2003, 2002 or 2001 that exceeded 10% of consolidated net sales.

Disposition

        On January 17, 2001, the Company completed the sale of its wholly owned subsidiary, Burns & Ricker, Inc. ("Burns & Ricker"), to Nonni's Food Company, Inc. ("Nonni's") (the "B&R Disposition") pursuant to a stock purchase agreement of the same date under which the Company sold all of the issued and outstanding capital stock of Burns & Ricker to Nonni's for $26,000 in cash. The gain on the sale, net of transaction expenses, was approximately $3,100. The Company applied the net cash proceeds from the B&R Disposition toward the partial prepayment of term loans, as required under the Company's then existing credit facility.

Acquisition and Accounting

        On August 21, 2003, the Company acquired certain assets of The Ortega Brand of Business ("Ortega" or the "Ortega Acquisition") for approximately $118,179 in cash (the "Ortega Purchase Price"), including transaction costs, from Nestlé Prepared Foods Company ("Nestlé"). The Ortega Purchase Price was subject to a final adjustment based upon a defined inventory calculation in the related purchase agreement. In connection with this transaction, the Company entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(1)    Nature of Operations (Continued)

six-year term loan facility. The proceeds of such senior secured credit facility were used to fund the Ortega Acquisition and refinance the Company's then-existing credit facility. See Note 6 (Long-term Debt).

        In connection with the Ortega Acquisition, the Company paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc., a related party, aggregating $1,000. The Company recorded such transaction fees as part of the Ortega Purchase Price.

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

        The following table sets forth the allocation of the Ortega Purchase Price. The cost of the Ortega Acquisition has been allocated to tangible and intangible assets as follows:

Property, plant and equipment	$5,964
Goodwill	76,310
Indefinite-life intangible assets—trademarks	30,700
Other assets, principally net current assets	6,960
Other liabilities, principally net current liabilities	(2,039)
Deferred income tax asset	284

Total	$118,179

Unaudited Pro Forma Summary of Operations

        The following unaudited pro forma summary of operations for the fiscal years ended January 3, 2004 and December 28, 2002 presents the operations of the Company as if the Ortega Acquisition had occurred as of the beginning of each period presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

	Year ended (unaudited)
	January 3, 2004	December 28, 2002
Net sales	$374,813	$371,130
Net income	18,451	17,807

        The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega Acquisition, and the related financing transactions, had occurred as of the beginning of each period presented and is not intended to be a projection of future results.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(2)    Summary of Significant Accounting Policies

  (a)    Fiscal Year and Basis of Presentation

        The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to December 31. Fiscal year 2003, which ended January 3, 2004, contains 53 weeks. Fiscal years 2002 and 2001 contain 52 weeks each.

        The financial statements are presented on a consolidated basis. All intercompany balances and transactions have been eliminated.

  (b)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

  (c)    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

  (d)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 12 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized.

  (e)    Goodwill and Trademarks

        The Company adopted the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on December 30, 2001. Goodwill and intangible assets not subject to amortization are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over 40 years and trademarks were amortized on a straight-line basis over 31 to 40 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future net operating cash flows using a discount rate reflecting the Company's average cost of funds.

  (f)    Deferred Debt Issuance Costs

        Debt issuance costs are capitalized and amortized using the effective interest method over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(2)    Summary of Significant Accounting Policies (Continued)

debt issuance costs for fiscal years 2003, 2002 and 2001 was $2,608, $2,508 and $1,972 respectively. During the third quarter of fiscal 2003, a write-off of $1,831 of deferred debt costs was incurred in connection with the payment in full of the Term Loan B under the Company's then-existing Term Loan Agreement dated as of March 15, 1999.

  (g)    Revenue Recognition

        Revenues are recognized when products are shipped. The Company reports all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. As further described below, certain coupons and promotional expenses are recorded as a reduction of net sales.

        In April 2001, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (as codified by EITF Issue 01-09), which became effective for the Company in the first quarter of 2002. The consensus includes a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As required, the Company implemented the provisions of such EITF consensus in the first quarter of fiscal 2002 and, as a result, has reclassified certain prior period expenses as a reduction of net sales. Such reclassification reduces sales and gross margin, but does not have an impact on the Company's operating income or net income. Such expenses reclassified in accordance with the EITF consensus, as a reduction of net sales and sales, marketing and distribution expenses was $51,200 million for fiscal 2001.

        As required, the Company implemented the provisions of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" (as codified by EITF Issue 01-09) and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" in the first quarter of fiscal 2002. The following table summarizes the reclassification of the prior period amounts as if the aforementioned new EITF consensuses had been implemented effective December 31, 2000:

	Year Ended December 29, 2001
	As Previously Presented	Reclassified
Net sales	$332,433	$279,779
Gross profit	$139,908	$87,254
Sales, marketing and distribution expenses	$87,576	$34,922

  (h)    Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $3,499, $2,202 and $1,833 for the fiscal years 2003, 2002, and 2001, respectively.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(2)    Summary of Significant Accounting Policies (Continued)

  (i)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  (j)    Pension Plans

        The Company has defined benefit pension plans covering substantially all of its employees. The Company's funding policy is to contribute annually the amount recommended by its actuaries.

        In 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (e.g., equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

  (k)    Fair Value of Financial Instruments

        Cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and due to related party are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The fair value of the $220,000 Senior Subordinated Notes at January 3, 2004, based on quoted market prices, was $226,600. The carrying value of the Company's remaining borrowings approximates their fair value based on the current rates available to the Company for similar instruments.

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(2)    Summary of Significant Accounting Policies (Continued)

  (m)    Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

        Goodwill and trademarks not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        The Company performed an assessment to determine whether goodwill of the Company was impaired as of January 3, 2004, December 28, 2002 and December 29, 2001. In connection therewith, the Company determined that its operations consisted of one reporting unit. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company determined that, as of January 3, 2004 and December 28, 2002 and December 29, 2001, the fair value of the Company's single reporting unit exceeded its carrying amount, and therefore there is no indication that goodwill was impaired as of such dates. The Company will perform its annual impairment review each fiscal year end to measure goodwill for impairment.

        Effective as of December 30, 2001, the Company ceased the amortization of goodwill and all trademarks having indefinite useful lives. For fiscal 2001, amortization expense related to goodwill was $3,100 and $5,400 for trademarks.

        The following table reconciles previously reported net income to net income adjusted as if the provisions of SFAS No. 142 were in effect in fiscal 2001:

Year ended December 29, 2001
Reported net income	$5,998
Add back: Goodwill amortization, net of income taxes	1,839
Add back: Trademark amortization, net of income taxes	3,271

Adjusted net income	$11,108

        Prior to the adoption of SFAS No. 142 and No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment criteria and measurement requirements of SFAS No. 144 are substantially unchanged from those of SFAS No. 121 for assets held and used.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(2)    Summary of Significant Accounting Policies (Continued)

  (n)    Derivative Financial Instruments

        The Company accounts for its derivative and hedging transactions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income (loss) depending on the nature of the transaction. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes (see Note 6).

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

  (o)    Adoption of New Accounting Standards

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 establishes standards with respect to how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of such Statement as a liability because such financial instrument embodies an obligation of the issuer. The Company adopted Statement No. 150 on June 1, 2003 which has not impacted the Company's accounting for the mandatorily redeemable preferred stock.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation has not had a material effect on the Company's consolidated financial statements.

  (p)    Reclassifications

        Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(3)    Inventories

        Inventories consist of the following:

	January 3, 2004	December 28, 2002
Raw materials and packaging	$14,916	$13,601
Work in process	1,555	1,623
Finished goods	64,318	52,312

Total	$80,789	$67,536

(4)    Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following:

	January 3, 2004	December 28, 2002
Land	$3,149	$3,012
Buildings and improvements	17,146	14,431
Machinery and equipment	46,404	37,924
Office furniture and vehicles	8,759	7,472
Construction-in-progress	15	—

	75,473	62,839
Less: accumulated depreciation	(31,533)	(25,425)

Total	$43,940	$37,414

(5)    Leases

        The Company has several noncancelable operating leases, primarily for its corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require the Company to pay all executory costs such as maintenance, taxes and insurance.

        The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense associated with this lease was $769 for fiscal years 2003, 2002 and 2001.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

Years ended December:	Third Parties	Related Party
2004	$3,742	$787
2005	3,238	822
2006	1,927	822
2007	1,438	822
2008	1,426	822
Thereafter	620	274

Total	$12,391	$4,349

        Total rental expense was $3,161, $2,957 and $3,116, for the fiscal years 2003, 2002 and 2001, respectively.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(6)    Long-term Debt

        Long-term debt consists of the following:

	January 3, 2004	December 28, 2002
Senior secured credit facility:
Revolving credit facility	$—	$—
Term Loan	149,625	—
Term Loan B	—	54,856
9 5/8% Senior Subordinated Notes due August 1, 2007, net of unamortized discount of $829 and $1,060 at January 3, 2004 and December 28, 2002, respectively	219,171	218,940

Total long-term debt	368,796	273,796
Less current installments	1,500	370

Long-term debt, excluding current installments	$367,296	$273,426

        On March 15, 1999, the Company entered into a $280,000 senior secured credit facility (the "Prior Senior Secured Credit Facility"). The Prior Senior Secured Credit Facility was comprised of a $60,000 five-year Revolving Credit Facility, a $70,000 (initial amount) five-year Term Loan Facility ("Term Loan A") and a $150,000 (initial amount) seven-year Term Loan Facility ("Term Loan B" and collectively with Term Loan A, the "Term Loan Facilities"). Interest on the Prior Senior Secured Credit Facility was determined based on several alternative rates as stipulated in the Prior Senior Secured Credit Facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. At December 28, 2002 the interest rate for Term Loan B was 5.40%. At December 29, 2001, the interest rate for Term Loan A and Term Loan B was 7.31% and 6.17% to 7.56%, respectively. The Prior Senior Secured Credit Facility was secured by substantially all of the Company's assets.

        On August 21, 2003, the Company entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003 (the "Senior Secured Credit Facility"), comprised of a $50,000 five-year revolving credit facility ("Revolving Credit Facility") and a $150,000 six-year term loan facility ("Term Loan"). The proceeds of the Term Loan and of certain drawings under the Revolving Credit Facility were used: (i) to fund the Ortega Acquisition and to pay related transaction fees and expenses; and (ii) to fully pay off the Company's remaining obligations under Term Loan B of the Company's Prior Senior Secured Credit Facility. In connection therewith, the Company capitalized approximately $5,300 of new deferred debt issuance costs related to the Senior Secured Credit Facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to the Company's then-existing Term Loan B. With respect to the Senior Secured Credit Facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.52% at January 3, 2004). The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(6)    Long-term Debt (Continued)

covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $50,000 per acquisition unless the Company can satisfy certain leverage ratio requirements. The outstanding balances for the Revolving Credit Facility and the Term Loan at January 3, 2004 were $0 and $149,625, respectively.

        The Revolving Credit Facility requires an annual commitment fee of an amount equal to 0.5% of the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility also provides a maximum commitment for letters of credit of $5,000. The available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $1,300, was approximately $48,700 at January 3, 2004.

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

        The indentures for the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person, as defined, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, as defined, or engage in certain business activities.

        The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2002 at 104.813% of their principal amount plus accrued and unpaid interest and Liquidated Damages, as defined, if any, beginning August 1, 2002, and thereafter at prices declining annually to 100% on or after August 1, 2003. Upon the occurrence of a Change in Control, as defined, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(6)    Long-term Debt (Continued)

the principal amount, together with accrued and unpaid interest and Liquidated Damages, as defined, if any, to the date of repurchase. The Notes are not subject to any sinking fund requirements.

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

        The Company has no assets or operations independent of its direct and indirect subsidiaries. All of the Company's indirect wholly owned subsidiaries (the "Guarantors") jointly and severally, and fully and unconditionally, guarantee the Notes (the "Subsidiary Guarantees"). There are no significant restrictions on the ability of the Company, or any of its Guarantors, to obtain funds from its subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for the Guarantors because management has determined that they would not be material to investors. The Subsidiary Guarantee of each Guarantor is subordinate to the prior payment in full of all senior debt, as defined. As of January 3, 2004, the Company and its subsidiaries had senior debt and additional liabilities (including trade accounts payable, accrued expenses, amounts due to related parties, deferred income taxes and other liabilities) aggregating approximately $456,760.

        At January 3, 2004 and December 28, 2002, accrued interest of $9,726 and $9,328, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

        The aggregate maturities of long-term debt are as follows:

Years ended December:
2004	$1,500
2005	1,500
2006	1,500
2007	220,671
2008	143,625

Total	$368,796

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(7)    Income Taxes

        Income taxes consist of the following:

	Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Current:
Federal	$4,150	$3,252	$54
State	987	476	168

Subtotal	5,137	3,728	222
Deferred:
Federal	3,754	4,694	2,995
State	628	838	812

Subtotal	4,382	5,532	3,807

Total	$9,519	$9,260	$4,029

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 34% to income before income tax expense) as a result of the following:

	Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Computed expected tax expense	$8,394	$8,332	$3,409
Increase (decrease):
State income taxes, net of federal income tax benefit	1,066	867	647
Nondeductible expenses, principally amortization of goodwill in 2001	59	61	855
Gain on sale of assets	—	—	(844)
Other	—	—	(38)

Total	$9,519	$9,260	$4,029

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(7)    Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 3, 2004	December 28, 2002
Deferred tax assets:
Accounts receivable, principally due to allowance	$48	$44
Inventories, principally due to additional costs capitalized for tax purposes	948	355
Accruals and other liabilities not currently deductible	1,989	1,539
Net operating loss carryforwards	2,560	3,338
Deferred financing costs	871	206

Total gross deferred tax assets	6,416	5,482
Less valuation allowance	(1,282)	(1,282)

Net deferred tax assets	5,134	4,200

Deferred tax liabilities:
Plant and equipment	(5,470)	(4,559)
Intangible assets	(42,070)	(37,439)
Derivative gain	(253)	(763)

Total gross deferred tax liabilities	(47,793)	(42,761)

Net deferred tax liability	$(42,659)	$(38,561)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at January 3, 2004 and December 28, 2002. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced. The valuation allowance at January 3, 2004 and December 28, 2002 was $1,282 and represents the allowance for certain fully reserved state net operating loss carryforwards of $22,955 and $23,206, respectively, which are available to offset future state taxable income, if any, through 2007. The Company established a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at December 28, 2002 because management believes that based upon historical and projected state taxable income, it is not more likely than not that the deferred tax asset related to such net operating loss carryforwards will not be realized. Any future utilization of acquired state net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

        At January 3, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $3,566 which are available to offset future federal taxable income, if any, through 2020. As a result of the Company's acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(8)    Pension Benefits

        The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation, as defined. The Company makes annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes. The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets:

	January 3, 2004	December 28, 2002
Change in benefit obligation:
Benefit obligation at beginning of period	$11,366	$9,415
Acquired plan	360	0
Amendment to plan	10	0
Actuarial gain	2,955	828
Service cost	985	716
Interest cost	832	667
Benefits paid	(321)	(260)

Benefit obligation at end of period	16,187	11,366

The accumulated benefit obligation at January 3, 2004 and December 28, 2002 was $12,333 and $8,708, respectively.
Change in plan assets:
Fair value of plan assets at beginning of period	6,790	5,740
Actual gain (loss) on plan assets	914	(70)
Employer contributions	2,408	1,380
Benefits paid	(321)	(260)

Fair value of plan assets at end of period	9,791	6,790

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.
Funded status	(6,396)	(4,576)
Unrecognized prior service cost	14	6
Unrecognized net actuarial loss	4,104	1,515

Accrued pension cost	$(2,278)	$(3,055)

Amount recognized in the consolidated balance sheets:
Accrued benefit cost at beginning of period	$(3,055)	$(3,545)
Acquired plan	360	0
Net periodic pension cost	1,271	890
Contributions	2,408	1,380

Accrued pension cost at end of period	$(2,278)	$(3,055)

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(8)    Pension Benefits (Continued)

Weighted-average assumptions as of January 3, 2004 and December 28, 2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	6.50-8.25%	7.25-8.25%

        Net periodic cost includes the following components:

	Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Service cost—benefits earned during the period	$985	$716	$652
Interest cost on projected benefit obligation	832	667	601
Expected return on plan assets	(632)	(503)	(515)
Net amortization and deferral	86	10	(53)

Net pension cost	$1,271	$890	$685

        The asset allocation for the Company's pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $9,791 and $6,790 at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 8.25% in 2003 and 2002.

        The Company's pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. The Company's investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets
Asset Category	Target Allocation 2004	January 3, 2004	December 28, 2002
Equity securities	62%	88%	39%
Fixed income securities	37%	7%	40%
Cash	1%	5%	21%

Total	100%	100%	100%

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(8)    Pension Benefits (Continued)

        Information about the expected cash flows for the pension plans follows:

Pension Benefits
Company contribution
2004	$1,300
Expected Benefit Payments
2004	$353
2005	405
2006	439
2007	557
2008	617
2009-2013	4,627

        The Company sponsors a defined contribution plan covering substantially all of its employees. Employees may contribute to this plan and these contributions are matched at varying amounts by the Company. Contributions for the matching component of this plan amounted to $587, $523 and $453 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Pension expense relating to a multi-employer pension plan amounted to $559, $459 and $390 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

(9)    Related-Party Transactions

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

        The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega Acquisition, the Company paid transaction fees to BRS aggregating $1,000. The Company recorded such transaction fees as part of the Ortega Purchase Price. No such fees were paid in fiscal years 2002 and 2001.

        As described in Note 5, the Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company.

        "Due to related party" at January 3, 2004 and December 28, 2002 includes management fees to BRS.

        Holdings has an Incentive Stock Option Plan (the "Plan") for key employees of the Company. The Plan authorizes options for up to 6,700 shares of Holding's common stock. The Plan provides for grants of incentive stock options or non-qualified stock options. Under the Plan, the Board of Directors of

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(9)    Related-Party Transactions (Continued)

Holdings determines the exercise price of options granted, which, in the case of incentive stock options, cannot be less than fair value. All option grants have been made with an exercise price equal to the fair value of Holding's common stock as determined by a third party valuation. Options expire up to ten years from the grant date and vest ratably over five years. During fiscal 2003, 2002 and 2001, 0, 0 and 700 options, respectively, were granted. As of January 3, 2004, 6,625 options were outstanding, all of which were incentive stock options.

(10)    Commitments and Contingencies

        On January 17, 2001, the Company became aware that fuel oil from its underground storage tank at its Roseland, New Jersey facility had been released into the ground and into a brook adjacent to such property. Since January 17, 2001, together with the Company's environmental services firms, B&G has worked to clean-up the oil in cooperation with the New Jersey Department of Environmental Protection ("NJDEP"). After completion of the work the Company submitted the findings to the NJDEP along with recommendations for no further action. The NJDEP responded that additional investigation was required before it could agree to the no further action recommendations. The additional work has been conducted and the Company is awaiting the NJDEP's response. While the NJDEP could assert that more work is required, the cost of such work is not expected to have a material adverse effect on B&G's consolidated financial condition, results of operations or liquidity. The Company recorded a charge of $1,100 in the first quarter of fiscal 2001 to cover the expected cost of the clean-up. In the third quarter of fiscal 2001, B&G received an insurance reimbursement of $200 and accrued an additional $100 for certain remaining miscellaneous expenses. Management believes that substantially all estimated expenses relating to this matter have been incurred and paid as of January 3, 2004. At December 28, 2002, there was $100 accrued related to this matter.

        In January 2002, the Company was named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of the Company, at the Combe Fill South Landfill, a Superfund site. In February 2003, B&G paid $100 in settlement of all asserted claims arising from this matter, and in March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting B&G, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $100 and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 3, 2004 and December 28, 2002
(Dollars in thousands) (Continued)

(10)    Commitments and Contingencies (Continued)

        On January 3, 2004, the Company had purchase commitments with various suppliers to purchase certain raw materials in the aggregate amount of approximately $8,926. Management believes that all such commitments will be fulfilled within one year.

(11)    Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales
2003	$67,454	$76,369	$83,310	$101,223	$328,356
2002	$66,210	$77,850	$70,900	$78,717	$293,677
Gross profit
2003	$20,066	$23,507	$26,085	$32,524	$102,182
2002	$20,705	$24,274	$22,197	$22,794	$89,970
Net income
2003	$2,241	$4,030	$3,226	$5,671	$15,168
2002	$3,018	$4,707	$3,861	$3,659	$15,245

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts—describe	Deductions—describe		Balance at end of period
Year ended December 29, 2001:
Allowance for doubtful accounts	$465	$118	—	$128	(a)	$455
Environmental reserves	—	$1,200	—	$1,120	(b)	$80
Year ended December 28, 2002:
Allowance for doubtful accounts	$455	$84	—	$75	(a)	$464
Environmental reserves	$80	$100	—	$80	(c)	$100
Year ended January 3, 2004:
Allowance for doubtful accounts	$464	$711	—	$649	(a)	$526
Environmental reserves	$100	$—	—	$100	(c)	$—

(a)
Represents bad-debt write-offs.

(b)
Represents payments of $870 and an insurance reimbursement of $250.

(c)
Represents payments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

        Changes in Internal Control Over Financial Reporting.    As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our management, including the chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and the members of our board of directors. Other officers may also be appointed to fill certain positions. Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified.

Name	Age	Position
Leonard S. Polaner	72	Chairman of the Board of Directors of B&G Foods
David L. Wenner	54	President, Chief Executive Officer and Director of B&G Holdings and B&G Foods
Robert C. Cantwell	47	Executive Vice President of Finance and Chief Financial Officer of B&G Holdings and B&G Foods
David H. Burke	62	Executive Vice President of Sales of B&G Foods
James H. Brown	61	Executive Vice President of Manufacturing of B&G Foods
Albert J. Soricelli, Jr.	51	Executive Vice President of Marketing and Strategic Planning of B&G Foods
Thomas J. Baldwin	44	Director B&G Holdings and B&G Foods
William F. Callahan III	62	Director of B&G Foods
James R. Chambers	46	Director of B&G Foods
Nicholas B. Dunphy	55	Director of B&G Holdings and B&G Foods
Alfred Poe	55	Director of B&G Foods
Stephen C. Sherrill	50	Director of B&G Holdings and B&G Foods

        Leonard S. Polaner, Chairman of the Board:    Leonard Polaner has been Chairman of the Board of B&G Foods since March 1993 when the Polaner business was sold to International Home Foods, Inc. Prior to that time, Mr. Polaner was the President and Chief Executive Officer of Polaner/B&G Inc., positions which he assumed upon joining the company in 1986. Mr. Polaner began his career in the food products industry in 1956 when, after earning his Masters Degree from Harvard Business School, he joined Polaner, a family-run business. He has been active in many industry trade groups, including the New York Preservers Association, where he served as President, and the International Jelly and Preservers Association, where he served as President and a member of the Board of Directors.

        David L. Wenner, President, Chief Executive Officer and Director:    David Wenner is President and Chief Executive Officer of B&G Holdings and B&G Foods, positions he has held since March 1993, and has been a director of B&G Holdings and B&G Foods since August 1997. Mr. Wenner joined our company in 1989 as Assistant to the President and was directly responsible for our distribution and Bloch & Guggenheimer operations. In 1991, he was promoted to Vice President. He continued to be responsible for distribution and assumed responsibility for all company operations. Prior to joining our company, Mr. Wenner spent 13 years at Johnson & Johnson in supervision and management positions, responsible for manufacturing, maintenance and purchasing. Mr. Wenner is active in industry trade groups and has served as President of Pickle Packers International.

        Robert C. Cantwell, Executive Vice President of Finance and Chief Financial Officer:    Robert Cantwell is the Executive Vice President of Finance and Chief Financial Officer of B&G Holdings and

B&G Foods. Mr. Cantwell joined our company in 1983 as the Assistant Vice President of Finance. In that position, Mr. Cantwell had responsibility for all financial reporting, including budgeting. Mr. Cantwell was promoted to his current position in 1991, assuming full responsibility for all financial matters, as well as management information systems, data processing, administration and corporate human resources. Prior to joining us, Mr. Cantwell spent four years at Deloitte & Touche, where he received accreditation as a Certified Public Accountant.

        David H. Burke, Executive Vice President of Sales:    David Burke is Executive Vice President of Sales of B&G Foods. Mr. Burke has an extensive background with major consumer products companies. His experience includes eight years with Procter & Gamble in sales and sales management and 12 years at Quaker Oats, where he was a Regional Sales Manager and later Director of Broker Sales. Mr. Burke also spent four years with Pet Inc. as Vice President of sales for their frozen foods business. Mr. Burke joined our company in 1990 as Vice President of Sales and was and continues to be responsible for sales of all our company's brands.

        James H. Brown, Executive Vice President of Manufacturing:    James Brown is Executive Vice President of Manufacturing of B&G Foods and has 28 years of experience in manufacturing with our company and Polaner. Mr. Brown has been responsible for all manufacturing at the Roseland facility since 1981. In 1994, he assumed responsibility for our company's other manufacturing facilities. Prior to joining Polaner in 1972, Mr. Brown worked at Kraft Foods for two years as a project engineer and spent four years in the U.S. Navy.

        Albert J. Soricelli, Jr. Executive Vice President of Marketing & Strategic Planning:    Albert Soricelli is Executive Vice President of Marketing and Strategic Planning of B&G Foods. Prior to joining our company in 2000, Albert Soricelli held various executive positions in the food and consumer products industry. Mr. Soricelli spent 18 years at American Home Foods in Madison, New Jersey where he held the position of Senior Vice President/General Manager. More recently, Mr. Soricelli served as President, Consumer Division, of Nice Pak Inc. in Orangeburg, New York, a baby wipe and wet wipe consumer product company. As Executive Vice President of Marketing & Strategic Planning for our company, Mr. Soricelli is responsible for marketing, acquisitions and divestitures.

        Thomas J. Baldwin, Director:    Thomas Baldwin has been a director of B&G Holdings and B&G Foods since 1997. Since March 2000, Mr. Baldwin has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. From 1996 until February 2000, Mr. Baldwin was the Chief Executive Officer and a founding stockholder of Christmas Corner, Inc., a specialty retail chain that owns and operates seasonal Christmas stores. From 1990 until 1995, Mr. Baldwin was a Managing Director of the leveraged buyout firm Invus Group, Ltd. Mr. Baldwin is a director of The Sheridan Group, Inc.

        William F. Callahan III, Director:    William Callahan has been a director of B&G Foods since our company acquired Maple Grove Farms of Vermont, Inc. in 1998. Prior to that, Mr. Callahan was the Chief Executive Officer and owner of Maple Grove Farms of Vermont, Inc. Mr. Callahan began his career in the specialty foods business in 1975 when he acquired Maple Grove Farms of Vermont, Inc. Prior to such acquisition, Mr. Callahan was Vice President, Sales of Blyth, Eastman, Dillon and Co. in New York and a trial attorney for the U.S. Securities and Exchange Commission in New York. Mr. Callahan is a graduate of Georgetown University and the Boston University Law School. He has served as a member of the State of Vermont Chamber of Commerce, a member of the Vermont Maple Industry Council and the State of Vermont Agriculture Commissioner's Task Force.

        James R. Chambers, Director:    James Chambers has been a director of B&G Foods since 2001. Mr. Chambers is President and Chief Executive Officer of Remy Amerique, Inc., a subsidiary of Remy Cointreau. Prior to Remy, Mr. Chambers was Chief Executive Officer of Paxonix, Inc., a wholly owned subsidiary of MeadWestvaco Inc. from 2001 to 2002. During 2000, he was Chief Executive Officer and President of Netgrocer.com, Inc., an online grocery retailer. Prior to that, Mr. Chambers was Group

President of Information Resources, Inc., one of the largest research consultancies in the United States, from 1997 to 1999. From 1981 through 1996, Mr. Chambers held various positions with Nabisco, Inc., including President-Refrigerated Foods, Senior Vice President of Sales and Customer Service and Vice President, Information Technology.

        Nicholas B. Dunphy, Director:    Nicholas Dunphy has been a director of B&G Holdings and B&G Foods since 2000. Mr. Dunphy is a Managing Partner of Canterbury Capital II, LLC, with more than 20 years' business and investment banking experience. Prior to co-founding Canterbury Capital II, LLC, in 1996, he was a managing director and founding partner of Barclays Mezzanine Group. Before joining Barclays in 1980, Mr. Dunphy qualified as a Chartered Accountant in Canada and subsequently spent five years with Toronto Dominion Bank. Mr. Dunphy earned a B.Sc. from Manchester University in England and a Masters in Business Administration from York University in Canada.

        Alfred Poe, Director:    Alfred Poe has been a director of B&G Foods since 1997. He is currently the Chief Executive Officer of Aja Restaurant Corp., serving as such since 1999. He was the Chief Executive Officer of Superior Nutrition Corporation, a provider of nutrition products, from 1997 to 2002. He was Chairman of the Board of the MenuDirect Corporation, a provider of specialty meals for people on restricted diets, from 1997 to 1999. Mr. Poe was a Corporate Vice President of Campbell's Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of Campbell's Meal Enhancement Group. From 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director with Mars, Inc.

        Stephen C. Sherrill, Director:    Stephen Sherrill has been a director of B&G Holdings and B&G Foods since 1997. Mr. Sherrill has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. since its formation in 1995. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 until 1994. Prior to that, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Doane Pet Care Enterprises, Inc., Remington Arms Company, Inc. and Alliance Laundry Systems LLC.

Code of Business Conduct and Ethics

        Our Board of Directors has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to all of our employees, including our President and Chief Executive Officer (principal executive officer) and Executive Vice President of Finance and Chief Financial Officer (principal financial and accounting officer). The Code of Ethics is filed as an exhibit to this report. Any amendments to the Code of Ethics, or any waivers of the Code of Ethics for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2003, 2002 and 2001 paid to our five most highly compensated executive officers who were serving as such at January 3, 2004.

Summary Compensation Table

Annual Compensation
Name and Principal Position					Long-Term Compensation(3)	All Other Compensation(4)
	Year	Salary	Bonus(1)	Other(2)
David L. Wenner President and Chief Executive Officer	2003 2002 2001	$325,111 299,621 274,573	$325,500 250,005 275,000	$10,000 10,000 10,000	— — —	$6,000 6,000 5,100
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer	2003 2002 2001	$241,132 229,854 216,688	$175,000 139,653 159,600	$10,000 10,000 10,000	— — —	$6,000 6,000 5,100
David H. Burke Executive Vice President of Sales of B&G Foods	2003 2002 2001	$233,102 222,102 209,698	$163,100 129,502 147,000	$10,000 10,000 10,000	— — —	$6,000 6,000 5,100
Albert J. Soricelli Executive Vice President of Marketing and Strategic Planning of B&G Foods	2003 2002 2001	$224,871 212,852 199,525	$157,500 124,253 140,000	$10,000 10,000 10,000	— — 700	$6,000 6,000 5,100
James H. Brown Executive Vice President of Manufacturing of B&G Foods	2003 2002 2001	$201,332 191,640 181,294	$145,600 116,669 133,000	$13,101 12,350 12,350	— — —	$6,000 6,000 5,100

(1)
Annual bonus earned under our company's annual bonus plan.

(2)
Includes personal use of a company automobile or automobile allowances paid.

(3)
Number of shares of B&G Holdings' common stock underlying options.

(4)
Includes our company's matching contributions to the 401(k) plan.

Director Compensation and Arrangements

        Non-employee members of our board of directors receive compensation for their services as directors in the amount of $1,000 to $2,000 per meeting of the board of directors. Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Annual Bonus Plan

        We maintain an annual bonus plan that provides for annual incentive awards to be made to key executives upon our company's attainment of pre-set annual financial objectives. The amount of the annual award to each executive is based upon a percentage of the executive's annualized base salary. Awards are normally paid in cash in a lump sum following the close of each plan year. Executives generally must be employed on the last day of a plan year to receive an award, however, the plan provides for proration of awards in the event of certain circumstances such as the executive's promotion or demotion, death or retirement.

Stock Option Plan

        In order to attract, retain and motivate selected employees and officers of our company, B&G Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorizes for grant to key employees and officers options for up to 6,700 shares of common stock of B&G Holdings. The option plan authorizes B&G Holdings to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provides that it may be administered by B&G Holdings' board of directors. Options granted under the option plan will be exercisable in accordance with the terms established by B&G Holding's board of directors. Upon the occurrence of a change in control as defined in the option plan any unvested outstanding options accelerate and become immediately exerciseable in full. Under the option plan, B&G Holding's board of directors determines the exercise price of each option granted, which in the case of incentive stock options, cannot be less than fair value. All option grants have been made with an exercise price equal to the fair value of B&G Holdings common stock as determined by a third party valuation. Options will expire on the date determined by B&G Holdings' board of directors, which may not be later than the tenth anniversary of the date of grant. The options vest ratably over five years. During fiscal year 2001, options to purchase 700 shares of common stock of B&G Holdings were granted to Albert Soricelli. No other options were granted during fiscal year 2001 and no options were granted during fiscal 2002 or 2003. As of January 3, 2004, options to purchase 6,625 shares of common stock of B&G Holdings, all of which were incentive stock options, had been granted since the inception of the option plan.

Aggregate Option Exercises and Fiscal Year-End Option Value

        The following table sets forth certain information regarding options held by the named executive officers at January 3, 2004. None of the named executive officers exercised any options during fiscal 2003.

	Number of Shares of Common Stock Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
	Exercisable	Unexercisable	Exercisable	Unexercisable
David L. Wenner	700	—	$6,300	$—
Robert C. Cantwell	700	—	6,300	—
David H. Burke	700	—	6,300	—
Albert J. Soricelli, Jr.	420	280	3,780	2,520
James H. Brown	700	—	6,300	—

Compensation Committee Interlocks and Insider Participation

        Our board of directors has appointed a compensation committee comprised of Mr. Sherrill and Mr. Baldwin. Mr. Sherrill is a former officer of our company, although he received no compensation in such capacity. Mr. Baldwin is not and has not been an officer of our company. Each of Mr. Sherrill and Mr. Baldwin is a managing director of Bruckmann, Rosser, Sherrill & Co., Inc.

401(k) Plan

        We maintain a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Internal Revenue Code of 1986. Our employees become eligible to participate in the plan upon reaching age 21 and completing one year of employment with us. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 75.0% of compensation that would otherwise be paid to the participant in the applicable year, which percentage may be increased or decreased by the administrative committee of the plan, but is otherwise not to exceed the statutorily prescribed annual limit ($12,000 in 2003 if the participant is under age 50, and $14,000 in 2003 if age is 50 or over). We make a 50.0% matching contribution with respect to each participant's elective contributions, up to six percent of such participant's compensation. Matching contributions vest over a rolling five-year period.

Pension Plan

	Estimated Annual Pension
Remuneration	(Years of Service)
	15	20	25	30	35
$ 40,000	$4,500	$6,000	$7,500	$9,000	$10,500
$ 60,000	$7,712	$10,283	$12,853	$15,424	$17,994
$ 80,000	$11,162	$14,883	$18,603	$22,324	$26,044
$100,000	$14,612	$24,083	$24,353	$29,224	$34,094
$120,000	$18,062	$24,083	$30,103	$36,124	$42,144
$140,000	$21,512	$28,683	$35,853	$43,024	$50,194
$160,000	$24,962	$33,283	$41,603	$49,924	$58,244
$180,000	$28,412	$37,883	$47,353	$56,824	$66,294
$200,000	$31,862	$42,483	$53,103	$63,724	$74,344

        Benefits under the plan are calculated generally under a formula of 0.75% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 35 years. The compensation covered by the pension plan is W-2 earnings and any amounts contributed to any tax qualified profit sharing plan or cafeteria plan, with compensation limited to $200,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. As of January 3, 2004, the years of credited service for each of the executive officers named in the summary compensation table above were: Mr. Wenner, 14; Mr. Cantwell, 20; Mr. Burke, 13; Mr. Brown, 16; and Mr. Soricelli, four. The benefits listed in the pension plan table are not subject to deduction for Social Security or other offset amounts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information about common stock of B&G Holdings that may be issued upon the exercise of stock options under B&G Holdings' equity compensation plans in effect as of January 3, 2004.

			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights
		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,625	$10.00	75
Equity compensation plans not approved by security holders	688	$10.00	0

Total	7,313	$10.00	75

  Material Features of Individual Arrangements Not Approved by Securityholders

        Options to purchase 688 shares of common stock of B&G Holdings have been granted pursuant to a license agreement with a third party that is neither a director, officer nor existing stockholder of our company nor an affiliate thereof. All of such options are exercisable at a price of $10.00 per share of common stock, are fully vested and expire on June 9, 2010.

Security Ownership of Certain Beneficial Owners and Management

        We are a wholly owned subsidiary of B&G Holdings. The following table sets forth information as of April 2, 2004 with respect to the beneficial ownership of B&G Holdings' common stock and preferred stock, and shows the number of and percentage owned by:

  •
  each person or entity who owns five percent or more of common stock,

  •
  each director of our company,

  •
  the executive officers named in the summary compensation table, and

  •
  all of our directors and officers as a group.

Unless otherwise specified, all shares are directly held.

        Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of stock held by him. Shares subject to options currently exercisable or exercisable within 60 days of April 2, 2004 and not subject to repurchase on that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

	Number and Percent of Shares Beneficially Owned
Name of Beneficial Owner	Common Stock	Percentage	Series A Preferred	Percentage	Series B Preferred	Percentage	Series C Preferred	Percentage
Bruckmann, Rosser, Sherrill & Co., L.P.(1)(2)	100,522	83.4%	18,885	92.8%	12,311	100.0%	5,000	20.0%
Canterbury Mezzanine Capital II, L.P.(3)(4)	9,858	8.5%	—	—	—	—	15,000	60.0%
The CIT Group/Equity Investments, Inc.(5)	3,286	3.0%	—	—	—	—	5,000	20.0%
Leonard S. Polaner(6)(7)(8)	3,700	3.5%	145	*	—	—	—	—
David L. Wenner(6)(8)	3,700	3.5%	20	*	—	—	—	—
David H. Burke(6)(8)	3,700	3.5%	20	*	—	—	—	—
James H. Brown(6)(8)	3,700	3.5%	20	*	—	—	—	—
Robert C. Cantwell(6)(8)	3,700	3.5%	20	*	—	—	—	—
Albert J. Soricelli(6)(9)	3,420	3.2%	20	*	—	—	—	—
Thomas J. Baldwin(6)(10)	500	*	20	*	—	—	—	—
Alfred Poe(6)	500	*	110	*	—	—	—	—
William F. Callahan III(6)	1,450	1.4%	1,051	5.2%	—	—	—	—
James R. Chambers(6)	—	—	—	—	—	—	—	—
Stephen C. Sherrill(6)(10)(11)	1,959	1.9%	368	1.8%	241	2.0%	98	*
Nicholas B. Dunphy(12)(13)	—	—	—	—	—	—	—	—
All directors and officers as a group (12 persons) (7)(8)(9)(10)(12)	26,329	24.0%	1,794	8.8%	241	2.0%	98	*

*
Less than 1%

(1)
Includes shares held by certain other entities and individuals affiliated with Bruckmann, Rosser, Sherrill & Co., L.P. Bruckmann, Rosser, Sherrill & Co., L.P. disclaims beneficial ownership of such shares. Bruckmann, Rosser, Sherrill & Co., L.P. is a limited partnership, the sole general partner of which is BRS Partners,

  Limited Partnership and the manager of which is Bruckmann, Rosser, Sherrill & Co., Inc. The sole general partner of BRS Partners, Limited Partnership is BRSE Associates, Inc. Stephen C. Sherrill and Thomas J. Baldwin are stockholders of Bruckmann, Rosser, Sherrill & Co., Inc. and BRSE Associates, Inc. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Bruckmann, Rosser, Sherrill & Co., L.P. Mr. Sherrill and Mr. Baldwin disclaim beneficial ownership of any such shares. The address for Bruckman, Rosser, Sherrill & Co., L.P. is Two Greenwich Plaza, Suite 100, Greenwich, CT 06830.

(2)
Includes warrants to purchase 15,021.58 shares of common stock, exercisable within 60 days of April 2, 2004 with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(3)
Canterbury Mezzanine Capital II, L.P. is a limited partnership, the sole general partner of which is Canterbury Capital II, LLC. Nicholas B. Dunphy holds a minor membership interest in Canterbury Mezzanine and a membership interest in Canterbury Capital and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Canterbury Mezzanine. Mr. Dunphy disclaims beneficial ownership of any such shares. The address for Canterbury Capital II, LLC is 600 Fifth Avenue, 23rd Floor, New York, NY 10020.

(4)
Includes warrants to purchase 9,857.92 shares of common stock, exercisable within 60 days of April 2, 2004 with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(5)
Includes warrants to purchase 3,285.97 shares of common stock, exercisable within 60 days of April 2, 2004 with an exercise price of $0.01 per share and an expiration date of December 22, 2009. The address for CIT Group/Equity Investments, Inc. is 650 CIT Drive, Livingston, NJ 07039.

(6)
The address of such person is c/o B&G Foods, Inc., 4 Gatehall Drive, Suite 110, Parsippany, New Jersey, 07054.

(7)
Includes 3,000 shares of common stock issued to Ellen Polaner as Trustee under the Indenture of Leonard Polaner dated March 9, 1998 for the benefit of Steven Polaner, Doug Polaner and Max Polaner. Mr. Polaner disclaims beneficial ownership of such shares.

(8)
Includes options to purchase 700 shares of common stock exercisable within 60 days of April 2, 2004.

(9)
Includes options to purchase 420 shares of common stock exercisable within 60 days of April 2, 2004.

(10)
With respect to Mr. Sherrill and Mr. Baldwin, directors of our company, excludes shares held by Bruckmann, Rosser, Sherrill & Co., L.P. and certain other entities and individuals affiliated with Bruckmann, Rosser, Sherrill & Co., L.P., of which shares Mr. Sherrill and Mr. Baldwin disclaim beneficial ownership.

(11)
Includes warrants to purchase 294.46 shares of common stock, exercisable within 60 days of April 2, 2004, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

(12)
With respect to Mr. Dunphy, a director of our company, excludes shares held by Canterbury Mezzanine, of which shares Mr. Dunphy disclaims beneficial ownership.

(13)
The address of Mr. Dunphy is c/o Canterbury Mezzanine Capital II, L.P., 600 Fifth Avenue, 23rd Floor, New York, New York 10020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement and Registration Rights Agreement

        Stockholders Agreement.    Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc., entities and individuals affiliated with Bruckmann, Canterbury and CIT and certain members of our board of directors and our executive officers are parties to an amended and restated securities holders agreement, dated as of December 22, 1999, containing agreements among such stockholders with respect to the capital stock and corporate governance of B&G Holdings and its subsidiaries. A copy of the securities holders agreement is available upon request to our company.

        The securities holders agreement contains provisions that may restrict the ability of our board of directors and our executive officers from transferring any B&G Holdings common stock or preferred stock except pursuant to the terms of the securities holders agreement. If the board of directors of

B&G Holdings and holders of more than 50% of B&G Holdings' common stock approve the sale of B&G Holdings or its subsidiaries, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell his or her common stock and preferred stock on the terms and conditions approved by the board of directors of B&G Holdings and the holders of a majority of the common stock then outstanding. The securities holders agreement also provides for additional restrictions on transfer of the common stock and preferred stock by our executive officers, including the right of B&G Holdings to purchase any and all common stock and preferred stock held by our executive officers upon termination of their employment prior to the expiration of five years from the date the stock was acquired, at a formula price, and the grant of a right of first refusal in favor of B&G Holdings in the event an executive officer elects to transfer such common stock or preferred stock.

        Registration Rights Agreement.    Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc., entities and individuals affiliated with Bruckmann, Canterbury and CIT and certain members of our board of directors and our executive officers are parties to a registration rights agreement pursuant to which B&G Holdings has granted registration rights to the stockholders of B&G Holdings with respect to its common stock. Under the registration rights agreement, B&G Holdings has granted to Bruckmann, Canterbury, CIT and entities and individuals affiliated with Bruckmann, Canterbury and CIT two demand registration rights with respect to the shares of common stock held by them. All of the stockholders party to the registration rights agreement have the right to participate, or "piggy-back," in certain registrations initiated by B&G Holdings.

Bruckmann, Rosser, Sherrill & Co., Inc. Management Agreement and Transaction Services Agreement

        We and B&G Holdings are party to a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc., the manager of Bruckmann, Rosser, Sherrill & Co., L.P., pursuant to which we pay Bruckmann, Rosser, Sherrill & Co., Inc. $500,000 per annum for management, business and organizational strategy and merchant and investment banking services rendered to us and B&G Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of our products, development of business plans, the structure of our debt and equity capitalization and the identification and development of business opportunities. Any future increase in payments under the management agreement with Bruckmann, Rosser, Sherrill & Co., L.P. are restricted by the terms of the indentures governing our company's existing 9 5/8% senior subordinated notes due 2007. We and Bruckmann, Rosser, Sherrill & Co., Inc. also are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. will be paid a transaction fee for management, financial and other corporate advisory services rendered by Bruckmann, Rosser, Sherrill & Co., Inc. in connection with acquisitions, divestitures and financings by us, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega acquisition in fiscal 2003, we paid transaction fees to Bruckmann, Rosser, Sherrill & Co., Inc. aggregating $1.0 million for financial advisory services.

Roseland Lease

        We are a party to a lease for our Roseland facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. We pay $59,600 per month in rent to 426 Eagle Rock Avenue Associates pursuant to the Roseland lease. Beginning April 1, 2004, our monthly rent will increase to $68,500. The lease expires in April 2009. In the opinion of management, the terms of the Roseland lease are at least as favorable to us as the terms that could have been obtained from an unaffiliated third party.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In addition to performing the audit of our consolidated financial statements, KPMG LLP has provided various other services during fiscal 2003 and 2002. The aggregate fees billed for fiscal 2003 and 2002 for each of the following categories of services are set forth below:

	January 3, 2004	December 28, 2002
Audit fees(1)	$168,000	$279,000
Audited related fees(2)	229,000	26,000
Tax fees(3)	58,000	51,000
All other fees(4)	—	—

Total	$455,000	$356,000

(1)
Audit fees consisted principally of audit work performed on the consolidated financial statements and review work on our interim consolidated financial statements.

(2)
Audit related fees consisted principally of audits of employee benefit plans in fiscal 2003 and fiscal 2002, and fees related to the acquisition of the Ortega Brand of Business in fiscal 2003.

(3)
Tax fees consisted principally of professional services rendered for tax compliance, tax advise and tax planning matters in fiscal 2003 and fiscal 2002.

(4)
There were no fees billed for professional services rendered other than those described above.

        Prior to engagement in fiscal 2003, the Board of Directors pre-approved the independent auditor services within each category. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Board of Directors requires specific approval before engaging the independent auditor.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)    FINANCIAL STATEMENTS.

    Independent Auditors' Report.

    Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002.

    Consolidated Statements of Operations for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

    Consolidated Statements of Stockholder's Equity for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

    Consolidated Statements of Cash Flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

    Notes to Consolidated Financial Statements.

    (2)    FINANCIAL STATEMENT SCHEDULE.

    Valuation and Qualifying Accounts.

  (b)
  REPORTS ON FORM 8-K:

          Amendment to Current Report on Form 8-K/A, dated August 21, 2003 and filed October 21, 2003, to file certain financial statements and pro forma financial information relating to the acquisition by Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.), a wholly-owned subsidiary of the Company, of substantially all of the assets of the Ortega® brand from Nestle Prepared Foods Company and certain of its affiliates. (Filed pursuant to Item 2 and Item 7)

          Amendment to Current Report on Form 8-K/A, dated August 21, 2003 and filed November 12, 2003, for the purpose of amending and restating the financial statements and pro forma financial information relating to the acquisition by Ortega Holdings Inc. of substantially all of the assets of the Ortega® brand from Nestle Prepared Foods Company and certain of its affiliates. (Filed pursuant to Item 2 and Item 7)

          Current Report on Form 8-K, dated November 12, 2003 and filed November 13, 2003, to file certain exhibits that were inadvertently omitted from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003. (Filed pursuant to Item 5 and Item 7)

  (c)
  EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2
Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

2.3
Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4
Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5
Intellectual Property Purchase Agreement dated as of August 21, 2003 between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 2.5 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
3.1
Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2
Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3
Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4
Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5
Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6
Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7
Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8
Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9
Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10
Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.11
Certificate of Incorporation of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.12
Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.13
Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14
Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15
Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16
Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17
Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18
Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19
Declaration of Trust of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20
Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1
Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

4.2
First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3
Second Supplemental Indenture dated as of February 28, 2002 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4
Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5
Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6
First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
10.1
Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2
Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3
Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4
Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)
10.5
First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6
Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)
10.7
First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8
Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9
Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

10.10
Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11
Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
14.1	Code of Business Conduct and Ethics. (Filed herewith)
21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B&G FOODS, INC.
	By:	/s/ DAVID L. WENNER David L. Wenner
Date: April 2, 2004		Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LEONARD S. POLANER Leonard S. Polaner	Chairman of the Board of Directors	April 2, 2004
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2004
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2004
/s/ THOMAS BALDWIN Thomas Baldwin	Director	April 2, 2004
/s/ WILLIAM F. CALLAHAN III William F. Callahan III	Director	April 2, 2004
/s/ ALFRED POE Alfred Poe	Director	April 2, 2004
/s/ NICHOLAS B. DUNPHY Nicholas B. Dunphy	Director	April 2, 2004
/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Director	April 2, 2004
/s/ JAMES R. CHAMBERS James R. Chambers	Director	April 2, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2
Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3
Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4
Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5
Intellectual Property Purchase Agreement dated as of August 21, 2003 between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 2.5 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
3.1
Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2
Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3
Certificate of Incorporation of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4
Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5
Certificate of Incorporation of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6
Bylaws of Maple Groves Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7
Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)

3.8
Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9
Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10
Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11
Certificate of Incorporation of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.12
Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.13
Certificate of Incorporation of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14
Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15
Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16
Bylaws of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the Securities and Exchange Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17
Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18
Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19
Declaration of Trust of William Underwood Company. (Filed with the\Securities and Exchange Commission as Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20
Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

4.1
Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2
First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3
Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4
Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5
Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6
First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
10.1
Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.2
Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3
Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4
Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)
10.5
First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6
Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)
10.7
First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8
Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9
Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)

10.10
Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11
Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
14.1	Code of Business Conduct and Ethics. (Filed herewith)
21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

QuickLinks

PART I
PART II
Independent Auditors' Report
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholder's Equity (Dollars in thousands, except per share data)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 3, 2004 and December 28, 2002 (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Schedule of Valuation and Qualifying Accounts (Dollars in thousands)
PART III
Summary Compensation Table
PART IV
SIGNATURES