Form 10-Q
period 2004-04-03
B&G FOODS INC
filed 2004-04-19
CIK 1049172

As filed with the Securities and Exchange Commission on April 19, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



    (Mark one)       Quarterly Report Pursuant to Section 13 or 15(d)
       [X]                of the Securities Exchange Act of 1934

                  For the quarterly period ended April 3, 2004

                                       or



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

     As of April 19, 2004, B&G Foods, Inc. had one (1) share of common stock, par value $0.01 per share, outstanding, which was owned by an affiliate.


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

                                                                                                      Page No.
                                                                                                      --------

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                Consolidated Balance Sheets..................................................................1

                Consolidated Statements of Operations........................................................2

                Consolidated Statements of Stockholder's Equity..............................................3

                Consolidated Statements of Cash Flows........................................................4

                Notes to Consolidated Financial Statements...................................................5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................................10

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk.............................................................................20

         Item 4.    Controls and Procedures.................................................................21

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................................21

         Item 2.    Changes in Securities and Use of Proceeds...............................................22

         Item 3.    Defaults Upon Senior Securities.........................................................22

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................22

         Item 5.    Other Information.......................................................................22

         Item 6.    Exhibits and Reports on Form 8-K........................................................22
                    (a)  Exhibits
                    (b)  Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

                                                       i


                                               PART I
                                        FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                  B&G Foods, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                            (Dollars in thousands, except per share data)

                Assets                                          April 3, 2004      January 3, 2004
                                                                -------------      ---------------
                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents...............................     $  3,352               $  8,092
      Trade accounts receivable, net..........................       25,632                 22,348
      Inventories.............................................       81,191                 80,789
      Prepaid expenses........................................        3,416                  2,336
      Deferred income taxes...................................          115                    115
                                                                   -------------------------------
           Total current assets...............................      113,706                113,680

Property, plant and equipment, net............................       43,868                 43,940
Goodwill......................................................      188,629                188,629
Trademarks ...................................................      193,481                193,481
Other assets..................................................        9,625                 10,209
                                                                   -------------------------------

           Total Assets.......................................     $549,309               $549,939
                                                                   ===============================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt..................     $  1,500               $  1,500
      Trade accounts payable..................................       21,341                 19,816
      Accrued expenses........................................       16,299                 24,819
      Due to related party....................................           83                    208
                                                                  --------------------------------
           Total current liabilities..........................       39,223                 46,343

Long-term debt................................................      366,979                367,296
Deferred income taxes.........................................       44,249                 42,774
Other liabilities.............................................          361                    347
                                                                  --------------------------------
           Total liabilities..................................      450,812                456,760
                                                                  --------------------------------

Stockholder's equity:
Common stock, par value $0.01 per share.  Authorized
      1,000 shares; issued and outstanding 1 share                       -                      -
Additional paid-in capital                                           56,396                 56,396
Accumulated other comprehensive income                                  (70)                   (74)
Retained earnings                                                    42,171                 36,857
                                                                  --------------------------------
           Total stockholder's equity                                98,497                 93,179
                                                                  --------------------------------

           Total liabilities and stockholder's equity.........     $549,309               $549,939
                                                                  ================================

                           See Notes to Consolidated Financial Statements.



                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)


                                                     Thirteen Weeks Ended
                                                April 3, 2004     March 29, 2003
                                                -------------     --------------

Net sales ...................................     $   90,677      $   67,454
Cost of goods sold ..........................         61,691          47,388
                                                -------------     --------------
       Gross profit .........................         28,986          20,066

Operating expenses:
    Sales, marketing and distribution expenses        10,858           7,443
    General and administrative expenses .....          1,535           1,632
    Management fees-related party ...........            125             125
                                                -------------     --------------
       Operating income .....................         16,468          10,866

Other expenses:
    Interest expense, net ...................          7,812           7,223
                                                -------------     --------------
       Income before income tax expense .....          8,656           3,643
Provision for income taxes ..................          3,342           1,402
                                                -------------     --------------
       Net income ...........................     $    5,314      $    2,241
                                                =============     ==============

                See Notes to Consolidated Financial Statements.


                                                 B&G Foods, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholder's Equity
                                                      (Dollars in thousands)
                                                           (Unaudited)


                                                                  Accumulated
                                                                     other           Additional
                                             Common Stock        comprehensive         paid-in         Retained
                                          Share      Amount      (loss) income         capital         Earnings         Total
                                         -------    --------     ----------------     ------------    --------------  --------------
Balance at December 28, 2002 ........          1   $     --            $(20)           $  56,396        $  21,689      $  78,065
                                         -------   --------            -----           ---------        ---------      ---------

Foreign currency translation ........                                    34                                                   34
Net income ..........................         --         --                                   --            2,241          2,241
                                                                                                                       ---------
Comprehensive income ................                                                                                      2,275
                                         -------   --------            -----           ---------        ---------      ---------
Balance at March 29, 2003 ...........          1   $     --            $ 14            $  56,396        $  23,930      $  80,340
                                         =======   ========            =====           =========        =========      =========

Balance at January 3, 2004 ..........          1   $     --            $(74)           $  56,396        $  36,857      $  93,179
                                         -------   --------            -----           ---------        ---------      ---------

Foreign currency translation ........                                     4                                                    4
Net income ................... ......         --         --                                   --            5,314          5,314
                                                                                                                       ---------
Comprehensive income ................                                                                                      5,318
                                                                                                                       ---------
Balance at April 3, 2004 ............          1   $     --            $(70)           $  56,396        $  42,171      $  98,497
                                         =======   ========            =====           =========        =========      =========


                                         See Notes to Consolidated Financial Statements.

                                                                3



                                           B&G Foods, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                                (Dollars in thousands)
                                                      (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                   April 3, 2004      March 29, 2003
                                                                                   -------------      --------------
Cash flows from operating activities:
Net income .....................................................................   $       5,314       $       2,241
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.................................................................           1,605               1,361
   Deferred income taxes........................................................           1,475                 817
   Amortization and write off of deferred debt issuance costs and bond
   discount.....................................................................             642                 743
   Provision for bad debt.......................................................               0                 575
   Changes in assets and liabilities, net of effects of business combination:
         Trade accounts receivable..............................................          (3,284)              2,551
         Inventories............................................................            (402)              3,373
         Prepaid expenses.......................................................          (1,080)               (286)
         Other assets...........................................................               0                  (1)
         Trade accounts payable.................................................           1,525              (2,359)
         Accrued expenses.......................................................          (8,507)             (7,172)
         Due to related party...................................................            (125)               (125)
         Other liabilities......................................................              14                  14
                                                                                   -------------        ------------
     Net cash (used in) provided by operating activities........................          (2,823)              1,732

Cash flows from investing activities:
   Capital expenditures.........................................................          (1,546)             (1,229)
                                                                                   -------------        ------------
     Net cash used in investing activities......................................          (1,546)             (1,229)

Cash flows from financing activities:
   Payments of long-term debt...................................................            (375)             (5,092)
                                                                                   -------------        ------------
     Net cash used in financing activities......................................            (375)             (5,092)

   Effect of exchange rate fluctuation on cash and cash equivalents.............               4                  34
                                                                                   -------------        ------------

Net decrease in cash and cash equivalents.......................................          (4,740)             (4,555)
Cash and cash equivalents at beginning of period................................           8,092              15,866
                                                                                   -------------        ------------

Cash and cash equivalents at end of period......................................  $        3,352             $11,311
                                                                                  ==============        ============

Supplemental disclosure of cash flow information:
     Cash interest..............................................................  $       12,542       $      11,788
     Cash income taxes..........................................................  $        1,808       $         214
                                    See Notes to Consolidated Financial Statements.


                                                          4

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 3, 2004 and the results of their operations and their cash flows for the thirteen-week periods ended April 3, 2004 and March 29, 2003.

         The results of operations for the thirteen-week period ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2003 Annual Report on Form 10K filed with the Securities and Exchange Commission (the "SEC").

(2)      Adoption of New Accounting Standards

         In 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

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

         The Company purchases most of the produce used to make its shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and it purchases all of its maple syrup requirements during the months of April through July. Consequently, its liquidity needs are greatest during these periods.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         Acquisitions and Financing

         On August 21, 2003, the Company acquired certain assets of The Ortega Brand of Business ("Ortega" or the "Ortega Acquisition") for approximately $118,179 in cash (the "Ortega Purchase Price"), including transaction costs, from Nestle Prepared Foods Company ("Nestle"). In connection with this transaction, the Company entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of such senior secured credit facility were used to fund the Ortega Acquisition and refinance the Company's then-existing credit facility. See Note 5 (Debt).

         In connection with the Ortega Acquisition, the Company paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc., a related party, aggregating $1,000. The Company recorded such transaction fees as part of the Ortega Purchase Price.

         The Ortega Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the date of the Ortega Acquisition. The excess of the Ortega Purchase Price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized.

         The following table sets forth the allocation of the Ortega Purchase Price. The cost of the Ortega Acquisition has been allocated to tangible and intangible assets as follows:

         Property, plant and equipment                               $ 5,964
         Goodwill                                                     76,310
         Indefinite-life intangible assets - trademarks               30,700
         Other assets, principally net current assets                  6,960
         Other liabilities, principally net current liabilities       (2,039)
         Deferred income tax asset                                       284
                                                                   ---------
               Total                                               $ 118,179
                                                                   =========

         Unaudited Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen weeks ended March 29, 2003 presents the operations of the Company as if the Ortega Acquisition had occurred as of the beginning of the period presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

                                                    Thirteen Weeks
                                                    --------------
                                                        Ended
                                                        -----
                                                    March 29, 2003
                                                    --------------
                 Net Sales                            $ 85,896
                 Net Income                              2,661

         The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega Acquisition, and the related financing transactions, had occurred as of the beginning of the period presented and is not intended to be a projection of future results.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


(4)      Inventories

         Inventories consist of the following:

                                           April 3, 2004        January 3, 2004
                                           -------------        ----------------
Raw materials and packaging ...........    $     17,492         $     14,916
Work in process .......................           1,006                1,555
Finished goods ........................          62,693               64,318
                                           ------------         ----------------

     Total ............................    $     81,191         $     80,789
                                           ============         ================

(5)      Debt

         On August 21, 2003, the Company entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003 (the "Senior Secured Credit Facility"), comprised of a $50,000 five-year revolving credit facility ("Revolving Credit Facility") and a $150,000 six-year term loan facility ("Term Loan"). The proceeds of the Term Loan and of certain drawings under the Revolving Credit Facility were used (i) to fund the Ortega Acquisition and to pay related transaction fees and expenses and (ii) to fully pay off the Company's remaining obligations under Term Loan B of the Company's then-existing Term Loan Agreement dated as of March 15, 1999. In connection therewith, the Company capitalized approximately $5,300 of new deferred debt issuance costs related to the Senior Secured Credit Facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to the Company's then-existing Term Loan B. With respect to the Senior Secured Credit Facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.52% at April 3, 2004). The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $50,000 per acquisition unless the Company can satisfy certain leverage ratio requirements. The outstanding balances for the Revolving Credit Facility and the Term Loan at April 3, 2004 were $0 and $149,250, respectively. The available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $1,300, was approximately $48,700 at April 3, 2004.

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

(6)      Commitments and Contingencies

         The Company has not made any material expenditures during the thirteen-week periods ended April 3, 2004 and March 29, 2003 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

(7)      Pension Benefits

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)



         Net periodic costs for the thirteen week periods ended April 3, 2004 and March 29, 2003 includes the following components:


                                                                Thirteen Weeks Ended      Thirteen Weeks Ended
                                                                   April 3, 2004             March 29, 2003
                                                                   -------------             --------------
Service cost - benefits earned during the period                   $        339             $         234
Interest cost on projected benefit obligation                               260                       206
Expected return on plan assets                                             (209)                     (158)
Net amortization and deferral                                                47                        21
                                                                   -------------             --------------
Net pension benefit cost                                           $        437              $        303
                                                                   =============             ==============


The Company previously disclosed in its consolidated financial statements for the year ended January 3, 2004 that it is expected to contribute $1.3 million to its pension plans in 2004. As of April 3, 2004, no contributions have been made. The Company presently anticipates increasing its total contribution to $1.5 million for the year to fund its pension plan obligations in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         We completed the acquisition of certain assets of The Ortega Brand of Business from Nestle Prepared Foods Company on August 21, 2003, which we refer to in this report as "Ortega" or the "Ortega acquisition". The Ortega acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.

         On February 11, 2004, our sole stockholder, B&G Foods Holdings Corp. ("B&G Holdings"), filed a Registration Statement on Form S-1, which was subsequently amended by the filing of Amendment No. 1 to the Registration Statement on Form S-1 on March 31, 2004, for the registration of (A) B&G Holdings' Enhanced Income Securities, or "EISs" (with each EIS representing one share of Class A Common Stock and $6.00 aggregate principal amount of Senior Subordinated Notes), and additional Senior Subordinated Notes separate from the EISs and (B) B&G Holdings' Senior Notes, each as further described in the Registration Statement. Each of the offerings is contingent on the completion of the other offerings. In the event that the offerings are consummated, immediately prior to completion of the offering contemplated by the Registration Statement, we will be merged with and into B&G HOldings and the surviving entity will be renamed B&G Foods, Inc. We and each of our subsidiaries are listed in the Registration Statement as Additional Registrants.


         We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading "Forward-Looking Statements" in this report include:

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

         There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumption and estimates used to prepare our financial statements when new regulation and legislation is enacted.

Results of Operations

         The following table sets forth the percentages of net sales represented by selected items for the thirteen week periods ended April 3, 2004 and March 29, 2003 reflected in our Consolidated Statements of Operations. The comparisons of financial results are not necessarily indicative of future results:

                                                   Thirteen Weeks Ended
                                            ------------------------------------
                                              April 3, 2004    March 29, 2003
                                              -------------    --------------
Common Size Income Statement:
Net sales                                        100.0%            100.0%
Cost of goods sold                                68.0%             70.3%
                                                 ------            ------
   Gross profit                                   32.0%             29.7%

Operating expenses:
Sales, marketing and distribution expenses        12.0%             11.0%
General and administrative expenses                1.7%              2.4%
Management fees-related party                      0.1%              0.2%
                                                 ------            ------
   Operating income                               18.2%             16.1%

Interest expense                                   8.6%             10.7%
                                                 ------            ------
   Income before income taxes                      9.5%              5.4%
Provision for income taxes                         3.7%              2.1%
                                                 ------            ------
   Net income                                      5.9%              3.3%
                                                 ======            =======

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

         General and Administrative Expenses. Our general and administrative expense includes administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

Thirteen week period ended April 3, 2004 compared to thirteen week period ended March 29, 2003.

         Net Sales. Net sales increased $23.2 million or 34.4% to $90.7 million for the thirteen week period ended April 3, 2004 (the "2004 quarterly period") from $67.5 million for the thirteen week period ended March 29, 2003 (the "2003 quarterly period"). The Ortega acquisition, which occurred August 21, 2003, accounted for $22.3 million of the sales increase. Sales of the our line of Maple Grove Farms Of Vermont, Emeril, Las Palmas and Underwood products increased $1.2 million, $0.8 million, $0.5 million and $0.5 million or 12.6%, 13.9%, 11.4% and 10.1%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in B&M Baked Beans, Polaner and Bloch & Guggenheimer products in the amounts of $1.0 million, $0.7 million and $0.5 million or 19.2%, 6.7% and 5.1%, respectively. All other brands increased, in the aggregate by, $0.1 million or 0.4%.

         Gross Profit. Gross profit increased $8.9 million or 44.5% to $29.0 million for the 2004 quarterly period from $20.1 million for the 2003 quarterly period. Gross profit expressed as a percentage of net sales increased to 32.0% in the 2004 quarterly period from 29.7% in the 2003 quarterly period. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition, partially offset by higher costs of maple syrup, the increased costs of pickle and pepper production and an increase in trade spending.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $3.4 million or 45.9% to $10.9 million for the 2004 quarterly period from $7.4 million for the 2003 quarterly period. The Ortega acquisition accounted for $2.4 million of the increase in sales and marketing expenses for the 2004 quarterly period. Advertising expenses increased $0.7 million and all other expenses increased $0.3 million.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $0.1 million or 5.5% to $1.7 million for the 2004 quarterly period from $1.8 million in the 2003 quarterly period. Included in the 2003 quarterly period is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003. The reduction of bad debt expense in the 2004 quarterly period is partially offset by an increase in incentive compensation accruals of $0.5 million.

         Operating Income. As a result of the foregoing, operating income increased $5.6 million or 51.6% to $16.5 million for the 2004 quarterly period from $10.9 million for the 2003 quarterly period. Operating income expressed as a percentage of net sales increased to 18.2% in the 2004 quarterly period from 16.1% in the 2003 quarterly period.

         Interest Expense. Interest expense increased $0.6 million to $7.8 million for the 2004 quarterly period from $7.2 million in the 2003 quarterly period. In addition, total debt increased approximately $100.0 million in the 2004 quarterly period verses the 2003 quarterly period. See "Debt" below.

         Income Tax Expense. Income tax expense increased $1.9 million or 138.4% to $3.3 million for the 2004 quarterly period from $1.4 million in the 2003 quarterly period. Our effective tax rate was 38.6% for the 2004 quarterly period and 38.5% for the 2003 quarterly period.

Non-GAAP Financial Measures

         Certain  disclosures  in  this  report  include  "non-GAAP   (Generally
Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations and cash flows. We present EBITDA (earnings before interest, taxes, depreciation and amortization) because we believe it is a useful indicator of our historical debt capacity and ability to service debt.

         A reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure is included below for the thirteen-weeks ended April 3, 2004 and March 29, 2003 along with the components of EBITDA.

         EBITDA margin is calculated as a percentage of net sales.

         Use of Non-GAAP Financial Measures (amounts in thousands).


                                                                  Thirteen Weeks Ended
                                                                  --------------------
                                                             April 3, 2004    March 29, 2003
                                                             -------------    --------------
Net income                                                          $5,314            $2,241(1)
Depreciation                                                         1,605             1,361
Income tax expense                                                   3,342             1,402
Interest expense, net                                                7,812             7,223
                                                             -------------------------------
EBITDA (2)                                                          18,073            12,227
Income tax expense                                                  (3,342)           (1,402)
Interest expense, net                                               (7,812)           (7,223)
Deferred income taxes                                                1,475               817
Amortization of deferred financing and bond discount                   642               743
 Changes in assets and liabilities, net of effects of
    business combination                                           (11,859)           (3,430)
                                                             -------------------------------
Net cash (used in) provided by operating activities                 (2,823)            1,732
Capital expenditures                                                (1,546)           (1,229)
                                                             -------------------------------
Free cash flow (3)                                                 ($4,369)             $503
                                                             ===============================


  (1) Net income includes an unusual bad debt expense incurred in the 2003 quarterly period of $0.6 million ($.04 million, net of tax) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

  (2) We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash provided by (used in) operating activities. The table above presents a reconciliation of EBITDA to net cash provided by (used in) operating activities. We present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service our debt. EBITDA is not a substitute for operating income, net income or net cash provided by operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, acquisitions and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we define it, may differ from similarly named measures used by other entities.

  (3) We disclose free cash flow because we believe that it is a measure of cash flow generated that is available for investing and financing activities. Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by (used in) operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt and that we will be able to finance any new acquisitions we make by raising new debt or equity capital.

Liquidity and Capital Resources

         Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. See also, "Commitments and Contractual Obligations" below. We will fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

         Cash Flows. Cash used in operating activities increased $4.6 million to $2.8 million for the 2004 quarterly period from cash provided by operating activities of $1.7 million in the 2003 quarterly period. The increase was due to an increase in trade accounts receivable and inventory and a decrease in accrued expenses partially offset by an increase in trade accounts payable and net income as compared to the 2003 quarterly period. Working capital at April 3, 2004 was $74.5 million, an increase of $7.2 million over working capital at January 3, 2004 of $67.3 million. This change in working capital is primarily due to a decrease in accrued expenses relating to accrued interest and accrued incentive compensation.

         Net cash used in investing activities for the 2004 quarterly period was $1.5 million as compared to net cash used in investing activities of $1.2 million for the 2003 quarterly period. Capital expenditures during the 2004 quarterly period of $1.5 million included purchases of manufacturing and computer equipment and were $0.3 million above the $1.2 million in similar capital expenditures for the 2003 quarterly period.

         Net cash used in financing activities for the 2004 quarterly period was $0.4 million as compared to $5.1 million for the 2003 quarterly period. The net cash used by financing activities for the 2004 quarterly period included the Company's required $0.4 million quarterly payment under our Term Loan B. The net cash used by financing activities for the 2003 quarterly period included the Company's required $0.1 million quarterly payment, and an additional prepayment of $5.0 million, under our then-existing Term Loan B.

         We believe, based on a number of factors, including our trademark and goodwill amortization from our prior acquisitions, that we will realize a benefit to our cash taxes payable from the depreciation of our acquired trademarks and goodwill for the taxable years 2004 through 2018.

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

         On August 21, 2003, we consummated the Ortega acquisition for approximately $118.2 million in cash, including transaction costs, from Nestle Prepared Foods Company. In connection with this transaction, we entered into a $200.0 million senior secured credit facility comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of such senior secured credit facility were used to fund the Ortega acquisition and refinance our then-existing credit facility.

         In connection with the Ortega acquisition, we paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc., a related party, aggregating $1.0 million for financial advisory services. We recorded such transaction fees as part of the transaction costs included in the Ortega purchase price.

         The Ortega acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the date of the Ortega acquisition. The excess of the Ortega purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized.

         The following table sets forth the allocation of the Ortega purchase price. The cost of the Ortega acquisition has been allocated to tangible and intangible assets as follows:

                                                                      (Amounts in thousands)
          Property, plant and equipment                                              $ 5,964
          Goodwill                                                                    76,310
          Indefinite-life intangible assets - trademarks                              30,700
          Other assets, principally net current assets                                 6,960
          Other liabilities, principally net current liabilities                     (2,039)
          Deferred income tax asset                                                      284
                                                                                   ---------
                 Total                                                             $ 118,179
                                                                                   =========


         Environmental Clean-Up Costs. We have not made any material expenditures during the thirteen-week period ended April 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

         Debt. As of April 3, 2004, we have outstanding $220 million of 9 5/8% senior subordinated notes (the "notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount (the "new notes") was issued by us through a private offering of the notes completed on March 7, 2002. The notes contain certain transfer restrictions.

         On August 21, 2003, we entered into a newly amended and restated $200 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50 million five-year revolving credit facility and a $150 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used
(i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan B. With respect to the senior secured credit facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.52% at April 3, 2004). The senior secured credit facility is secured by substantially all of our assets. The senior secured credit facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The senior secured credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The senior secured credit facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the senior secured credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in our line of business, subject to certain additional criteria. The senior secured credit facility limits expenditures on acquisitions to $50 million per acquisition unless we can satisfy certain leverage ratio requirements. The outstanding balances for the revolving credit facility and the term loan at April 3, 2004 were $0.0 million and $149.3 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.3 million, was approximately $48.7 million at April 3, 2004.

Future Capital Needs

         We are highly leveraged. On April 3, 2004, our total long-term debt (including current installments) and stockholder's equity was $368.5 million and $98.5 million, respectively.

         Our ability to generate sufficient cash to fund our operations depends generally on the results of operations and the availability of financing. Our management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $48.7 million at April 3, 2004, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, make future acquisitions, if any, and fund capital expenditures. We expect to make capital expenditures of between $7.0 million to $8.0 million for each of fiscal 2004 and 2005.

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

Recent Accounting Pronouncements

         In 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

Related-Party Transactions

         We and B&G Holdings are party to a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc., the manager of Bruckmann, Rosser, Sherrill & Co., L.P., pursuant to which we pay Bruckmann, Rosser, Sherrill & Co., Inc. $500,000 per annum for management, business and organizational strategy and merchant and investment banking services rendered to us and B&G Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of our products, development of business plans, the structure of our debt and equity capitalization and the identification and development of business opportunities. Bruckmann, Rosser, Sherrill & Co., L.P. and its affiliates, together with members of the our management and board of directors, own B&G Holdings, our sole stockholder. Any future increase in payments under the management agreement with Bruckmann, Rosser, Sherrill & Co., L.P. are restricted by the terms of the indentures governing our company's existing 9 5/8% senior subordinated notes due 2007. We and Bruckmann, Rosser, Sherrill & Co., Inc. also are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. will be paid a transaction fee for management, financial and other corporate advisory services rendered by Bruckmann, Rosser, Sherrill & Co., Inc. in connection with acquisitions, divestitures and financings by us, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega acquisition in fiscal 2003, we paid transaction fees to Bruckmann, Rosser, Sherrill & Co., Inc. aggregating $1.0 million for financial advisory services.

         We are a party to a lease for our Roseland facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. We paid $59,600 per month in rent to 426 Eagle Rock Avenue Associates pursuant to the Roseland lease. Beginning April 1, 2004, our monthly rent increased to $68,500. The lease expires in April 2009. In the opinion of management, the terms of the Roseland lease are at least as favorable to us as the terms that could have been obtained from an unaffiliated third party.

         In order to attract, retain and motivate selected employees and officers of our company, B&G Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorizes for grant to key employees and officers options for up to 6,700 shares of common stock of B&G Holdings. The option plan authorizes B&G Holdings to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provides that it may be administered by B&G Holdings' board of directors. Options granted under the option plan will be exercisable in accordance with the terms established by B&G Holding's board of directors. Upon the occurrence of a change in control as defined in the option plan any unvested outstanding options accelerate and become immediately exercisable in full. Under the option plan, B&G Holding's board of directors determines the exercise price of each option granted, which in the case of incentive stock options, cannot be less than fair value. All option grants have been made with an exercise price equal to the fair value of B&G Holdings common stock as determined by a third party valuation. Options will expire on the date determined by B&G Holdings' board of directors, which may not be later than the tenth anniversary of the date of grant. The options vest ratably over five years. No options were granted during fiscal 2003 or during the 2004 thirteen week first quarter period. As of April 3, 2004, options to purchase 6,625 shares of common stock of B&G Holdings, all of which were incentive stock options, had been granted since the inception of the option plan.

Off-balance Sheet Arrangements

         As of April 3, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

         Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and management fees as set forth in the following table as of April 3, 2004:

                                             Actual Payments Due by Period
                                                (Dollars in thousands)
Contractual Obligations:                   Total       Year 1       Year 2      Year 3       Year 4       Year 5 and
------------------------                   -----       ------       ------      ------       ------       ----------
                                                                                                          Thereafter
                                                                                                          ----------

Long-term debt                             $368,479      $1,500      $1,500      $1,500     $220,729         $143,250

Operating leases                             11,399       3,605       3,001       1,660        1,441            1,692

Management fees-related party                 1,375         500         500         375            0                0

Purchase commitments                          6,482       6,482           0           0            0                0
                                           --------     -------      ------      ------     --------         --------

Total contractual cash obligations         $387,735     $12,087      $5,001      $3,535     $222,170         $144,942
                                           ========     =======      ======      ======     ========         ========

Forward-Looking Statements

         This report includes forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

     o   our substantial leverage;
     o intense competition, changes in consumer preferences, demand for our products, the effects of changing prices for our raw materials and local economic and market conditions;
     o our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and markets in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets;
     o   the risks associated with the expansion of our business;
     o   our possible inability to integrate any businesses we acquire;
     o our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors; o factors that affect the food industry generally, including:
         o    recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids; and
         o    the effects of currency  movements in Canada and  fluctuations  in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
     o   other factors discussed elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of April 3, 2004, our only variable rate borrowings were under the term loan and the revolving credit facility, which bear interest at several alternative variable rates as stipulated in the senior secured credit facility. A 100 basis point increase in interest rates, applied to our borrowings at April 3, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $1.0 million.

         We also have outstanding $220 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was originally issued in August 1997 and $100 million principal amount was issued by us through a private offering of the notes completed on March 7, 2002. The fair value of the $220 million senior subordinated notes at April 3, 2004, based on quoted market prices, was $226.6 million.

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

    EXHIBIT NO.                               DESCRIPTION
-----------------  -------------------------------------------------------------
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

                   Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit
                   4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5 Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                   4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6 First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                   4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.7 Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibits 4.1 and 4.5)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19,

                   1999 and incorporated herein by reference)
10.4 Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)
10.5 First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6 Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)
10.7 First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8 Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of
                   Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit
                   10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit
                   10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.10 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit
                   10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)


(b)      Reports on Form 8-K

         Current Report on Form 8-K, dated and filed February 11, 2004, to file the Company's press release announcing its financial results for the quarter ended January 3, 2004 and the fiscal year ended January 3, 2004.

         Current Report on Form 8-K, dated and filed February 11, 2004, to file the Company's press release announcing that B&G Holdings Corp. filed a registration statement on Form S-1 in respect of its initial public offering of Enhanced Income Securities.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 19, 2004             B&G FOODS, INC.

                                   By: /s/ Robert C. Cantwell
                                      ------------------------------------------
                                      Robert C. Cantwell
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer and Authorized Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION
-----------------  -------------------------------------------------------------
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

                   Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit
                   4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Groves Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5 Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                   4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6 First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Groves Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit
                   4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.7 Form of the Company's 9 5/8% Senior Notes due 2007. (Included in Exhibits 4.1 and 4.5)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)

10.4               Amended and Restated Revolving Credit Agreement,  dated as of
                   August 21, 2003,
                   among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)
10.5 First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6 Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9, 2003)
10.7 First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8 Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of
                   Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit
                   10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit
                   10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.10 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit
                   10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)