Form 10-Q
period 2004-07-03
B&G FOODS INC
filed 2004-07-23
CIK 1049172

As filed with the Securities and Exchange Commission on July 23, 2004

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

                   For the quarterly period ended July 3, 2004

                                      or


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

         As of July 22, 2004, B&G Foods, Inc. had one (1) share of common stock, par value $0.01 per share, outstanding, which was owned by an affiliate.


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

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                Consolidated Balance Sheets..................................................................1

                Consolidated Statements of Operations........................................................2

                Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income (Loss)...3

                Consolidated Statements of Cash Flows........................................................4

                Notes to Consolidated Financial Statements...................................................5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................................10

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk.............................................................................22

         Item 4.    Controls and Procedures.................................................................22

PART II.      OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................................23

         Item 2.    Changes in Securities and Use of Proceeds...............................................23

         Item 3.    Defaults Upon Senior Securities.........................................................23

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................23

         Item 5.    Other Information.......................................................................24

         Item 6.    Exhibits and Reports on Form 8-K........................................................24


SIGNATURES

INDEX TO EXHIBITS




                                                 PART I
                                          FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                    B&G Foods, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                              (Dollars in thousands, except per share data)

                   Assets                                           July 3, 2004        January 3, 2004
                                                                    ------------        ---------------
                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents...............................    $       13,926          $       8,092
      Trade accounts receivable, net..........................            25,845                 22,348
      Inventories.............................................            84,447                 80,789
      Prepaid expenses........................................             3,479                  2,336
      Due from related party..................................             1,721                      -
      Deferred income taxes...................................               115                    115
                                                                  -------------------------------------
           Total current assets...............................           129,533                113,680

Property, plant and equipment, net............................            44,081                 43,940
Goodwill......................................................           188,629                188,629
Trademarks ...................................................           193,481                193,481
Other assets..................................................             9,041                 10,209
                                                                  -------------------------------------

           Total assets.......................................    $      564,765          $     549,939
                                                                  =====================================

           Liabilities and Stockholder's Equity

Current liabilities:
      Current installments of long-term debt..................    $        1,500          $       1,500
      Trade accounts payable..................................            23,805                 19,816
      Accrued expenses........................................            22,040                 24,819
      Due to related party....................................               208                    208
                                                                  -------------------------------------
           Total current liabilities..........................            47,553                 46,343

Long-term debt, excluding current maturities..................           366,662                367,296
Deferred income taxes.........................................            45,912                 42,774
Other liabilities.............................................               348                    347
                                                                  -------------------------------------
           Total liabilities..................................           460,475                456,760
                                                                  -------------------------------------

Stockholder's equity:
Common stock, par value $0.01 per share.  Authorized
      1,000 shares; issued and outstanding 1 share............                 -                      -
Additional paid-in capital ...................................            56,396                 56,396
Accumulated other comprehensive loss..........................               (28)                   (74)
Retained earnings.............................................            47,922                 36,857
                                                                  -------------------------------------
           Total stockholder's equity.........................           104,290                 93,179
                                                                  -------------------------------------
           Total liabilities and stockholder's equity.........    $      564,765          $     549,939
                                                                  =====================================

                             See Notes to Consolidated Financial Statements.

                                                   1


                                          B&G Foods, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                               (Dollars in thousands)
                                                     (Unaudited)


                                                        Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                    July 3, 2004    June 28, 2003    July 3, 2004     June 28, 2003
                                                    ------------    -------------    ------------     -------------

Net sales......................................      $   93,735     $     76,369      $  184,412       $   143,823
Cost of goods sold.............................          64,269           52,862         125,960           100,250
                                                    ------------    -------------    ------------     -------------
       Gross profit............................          29,466           23,507          58,452            43,573

Operating expenses:
    Sales, marketing and distribution expenses           11,362            8,962          22,220            16,405
    General and administrative expenses........             820            1,093           2,355             2,725
    Management fees-related party..............             125              125             250               250
                                                    ------------    -------------    ------------     -------------
       Operating income........................          17,159           13,327          33,627            24,193

Other expenses:
    Interest expense, net......................           7,794            6,774          15,606            13,997
                                                    ------------    -------------    ------------     -------------
       Income before income taxes..............           9,365            6,553          18,021            10,196
Provision for income taxes ....................           3,614            2,523           6,956             3,925
                                                    ------------    -------------    ------------     -------------
       Net income .............................      $    5,751     $      4,030      $   11,065       $     6,271
                                                    ============    =============    ============     =============


                                   See Notes to Consolidated Financial Statements.





                                                         2


                                              B&G Foods, Inc. and Subsidiaries

                                                 Consolidated Statements of

                                             Changes in Stockholder's Equity and

                                                 Comprehensive Income (Loss)

                                                   (Dollars in thousands)

                                                         (Unaudited)



                               Comprehensive income
                                      (loss)                              Accumulated
                               Thirteen    Twenty-                           other        Additional
                                Weeks     six Weeks    Common Stock      comprehensive      paid-in    Retained
                                Ended       Ended      Share  Amount      Income (loss)     capital    Earnings     Total
                              ---------   ---------    -----  ------    ----------------  ----------   --------   ----------
Balance at December 28,
 2002.....................                                 1  $  --               $(20)    $56,396     $21,689     $78,065
                                                       -----  -----      -------------     -------     -------     -------

Foreign currency
 translation................. $   (116)     $  (82)                                (82)                               (82)
Net income...................    4,030       6,271        --     --                             --       6,271       6,271
                                                                                                                   -------
Comprehensive income.........                                                                                        6,189
                              --------     -------     -----  -----             ------      ------     -------     -------
Balance at June 28, 2003.....   $3,914      $6,189         1  $  --              $(102)    $56,396     $27,960     $84,254
                              ========     =======     =====  =====             ======     =======     =======     =======

Balance at January 3, 2004...                             1   $  --               $(74)    $56,396     $36,857     $93,179
                                                       -----  -----             ------     -------     -------     -------

Foreign currency
  translation................ $     42     $    46                                  46                                  46
Net income...................    5,751      11,065        --     --                             --      11,065      11,065
                                                                                                                   -------
Comprehensive income.........                                                                                       11,111
                              --------     -------     -----  -----             -----        -------   -------     -------
Balance at July 3, 2004...... $  5,793     $11,111         1  $  --              $(28)       $56,396   $47,922    $104,290
                              ========     =======     =====  =====             =====        =======   =======     =======




                                       See Notes to Consolidated Financial Statements.




                                            B&G Foods, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                                 (Dollars in thousands)
                                                      (Unaudited)

                                                                                        Twenty-six Weeks Ended
                                                                                 July 3, 2004         June 28, 2003
                                                                                 ------------         -------------
Cash flows from operating activities:
Net income................................................................      $       11,065       $         6,271
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation...........................................................               3,237                 2,741
   Deferred income taxes..................................................               3,138                 2,254
   Amortization and write off of deferred debt issuance costs and bond
   discount...............................................................               1,284                 1,487
   Provision for bad debt.................................................                   0                   585
   Changes in assets and liabilities, net of effects of business combination:
         Trade accounts receivable........................................              (3,497)                1,979
         Inventories......................................................              (3,658)               (1,574)
         Prepaid expenses.................................................              (1,143)               (1,626)
         Due from related party...........................................              (1,721)                    0
         Other assets.....................................................                   0                    (1)
         Trade accounts payable...........................................               3,989                   517
         Accrued expenses.................................................              (2,763)               (1,308)
         Other liabilities................................................                   1                    28
                                                                                ---------------      ----------------
     Net cash provided by operating activities............................               9,932                11,353

Cash flows from investing activities:
   Capital expenditures...................................................              (3,394)               (3,065)
                                                                                ---------------      ----------------
     Net cash used in investing activities................................              (3,394)               (3,065)

Cash flows from financing activities:
   Payments of long-term debt.............................................                (750)              (10,176)
                                                                                ---------------      ----------------
     Net cash used in financing activities................................                (750)              (10,176)

   Effect of exchange rate fluctuation on cash and cash equivalents.......                  46                   (82)
                                                                                ---------------      ----------------

Net increase (decrease) in cash and cash equivalents......................               5,834                (1,970)
Cash and cash equivalents at beginning of period..........................               8,092                15,866
                                                                                ---------------      ----------------

Cash and cash equivalents at end of period................................      $       13,926       $        13,896
                                                                                ===============      ================
Supplemental disclosure of cash flow information:
     Cash interest........................................................      $       15,262       $        12,621
     Cash income taxes....................................................      $        1,666       $           337
                                    See Notes to Consolidated Financial Statements.


                                                           4

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of B&G Foods, Inc. and its subsidiaries (collectively, "B&G" or the "Company") contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 3, 2004 and the results of their operations and their cash flows for the thirteen and twenty-six week periods ended July 3, 2004 and June 28, 2003.

         The results of operations for the thirteen and twenty-six week periods ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004 (the "2003 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC").

(2)      Adoption of New Accounting Standards

         In 2003, the Financial Accounting Standards Board ("FASB") revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised), except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

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
                                                                      =========

         Unaudited Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen and twenty-six weeks ended June 28, 2003 presents the operations of the Company as if the Ortega Acquisition had occurred as of the beginning of the periods presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

                                Thirteen Weeks Ended      Twenty-six Weeks Ended
                                --------------------      ----------------------
                                    June 28, 2003              June 28, 2003
                                    -------------              -------------
            Net Sales                    $ 95,406                  $ 181,302
            Net Income                      4,673                      7,334

         The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega Acquisition, and the related financing transactions, had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

(4)      Inventories

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         Inventories consist of the following:
                                                July 3, 2004     January 3, 2004
                                                ------------     ---------------
Raw materials and packaging..................   $     22,250       $      14,916
Work in process..............................            984               1,555
Finished goods...............................         61,213              64,318
                                                ------------      --------------

     Total...................................   $     84,447       $      80,789
                                                ============      ==============

(5)      Debt

         On August 21, 2003, the Company entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003 (the "Senior Secured Credit Facility"), comprised of a $50,000 five-year revolving credit facility ("Revolving Credit Facility") and a $150,000 six-year term loan facility ("Term Loan"). The proceeds of the Term Loan and of certain drawings under the Revolving Credit Facility were used (i) to fund the Ortega Acquisition and to pay related transaction fees and expenses and (ii) to fully pay off the Company's remaining obligations under Term Loan B of the Company's then-existing Term Loan Agreement dated as of March 15, 1999. In connection therewith, the Company capitalized approximately $5,300 of new deferred debt issuance costs related to the Senior Secured Credit Facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to the Company's then-existing Term Loan B. With respect to the Senior Secured Credit Facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.59% at July 3, 2004 and 4.52% at January 3,
2004). The Senior Secured Credit Facility is secured by substantially all of the Company's assets. The Senior Secured Credit Facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The Senior Secured Credit Facility contains covenants that restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends and create certain liens. The Senior Secured Credit Facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the Senior Secured Credit Facility are restricted to funding the Company's working capital requirements, capital expenditures and acquisitions of companies in the same line of business as the Company, subject to certain additional criteria. The Senior Secured Credit Facility limits expenditures on acquisitions to $50,000 per acquisition unless the Company can satisfy certain leverage ratio requirements. The outstanding balances for the Revolving Credit Facility and the Term Loan at July 3, 2004 were $0 and $148,875, respectively. The available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $636, was $49,364 at July 3, 2004.

         The Company has outstanding $220,000 of 9 5/8% Senior Subordinated Notes (the "Senior Subordinated Notes") due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120,000 principal amount was issued by the Company in August 1997 and $100,000 principal amount was issued by the Company in March 2002. The proceeds from the issuance of the Senior Subordinated Notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under the Company's then-existing
Term Loan A, and to reduce the amount outstanding under the Company's then-existing Term Loan B, and pay related deferred debt issuance costs.

         The indentures for the Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person or entity, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, or engage in certain business activities.

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time at 103.208% of their principal amount plus accrued and unpaid interest and Liquidated Damages (as defined in the indentures), if any, beginning August 1, 2003, 101.604% beginning August 1, 2004 and 100% beginning August 1, 2005. Upon the occurrence of a Change in Control (as defined in the indentures), the Company will be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, if any, to the date of repurchase. The Senior Subordinated Notes are not subject to any sinking fund requirements.


(6)      Commitments and Contingencies

         The Company has not made any material expenditures during the thirteen or twenty-six week periods ended July 3, 2004 and June 28, 2003 in order to comply with environmental laws or regulations. Based on its experience to date, B&G believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can the Company predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

(7)      Pension Benefits

         Net periodic costs for the thirteen and twenty-six week periods ended July 3, 2004 and June 28, 2003 include the following components:

                                                         Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                         --------------------           ----------------------
                                                    July 3, 2004    June 28, 2003   July 3, 2004    June 28, 2003
                                                    ------------    -------------   ------------    -------------
Service cost - benefits earned during the period         $   337          $   234        $   676       $      468
Interest cost on projected benefit obligation                257              206            517              412
Expected return on plan assets                              (204)            (158)          (413)            (316)
Net amortization and deferral                                 46               21             93               42
                                                         -------          -------        -------       ----------
Net pension benefit cost                                 $   436          $   303        $   873       $      606
                                                         =======          =======        =======       ==========


                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

The Company previously disclosed in its 2003 Annual Report on Form 10-K that it is expected to contribute $1.3 million to its pension plans in 2004. As of July 3, 2004, $0.4 million in contributions have been made. The Company presently anticipates increasing its total contribution to $1.5 million for the year ended January 1, 2005 to fund its pension plan obligations.

(8)      Related-Party Transactions

         The Company is party to a management agreement (the "Management Agreement") with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), the manager of BRS, pursuant to which BRS & Co. is paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. The Management Agreement will expire on the earlier of December 27, 2006 and the date that BRS owns less than 20% of the outstanding common stock of the Company.

         The Company is also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by the Company, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega Acquisition, the Company paid transaction fees to BRS aggregating $1,000. The Company recorded such transaction fees as part of the Ortega Purchase Price. No such fees were paid in the twenty-six weeks ended July 3, 2004 and June 28, 2003.

         The Company leases a manufacturing and warehouse facility from the Chairman of the Board of Directors of the Company under an operating lease which expires in April 2009. Total rent expense associated with this lease was $385 for the twenty-six weeks ended July 3, 2004 and June 28, 2003.

         "Due to related party" at July 3, 2004 and January 3, 2004 includes management fees to BRS.

         On February 11, 2004, the Company's sole stockholder, B&G Foods Holdings Corp. ("B&G Holdings"), filed a Registration Statement on Form S-1, which was most recently amended by the filing of Amendment No. 5 on July 12, 2005, for the registration of the contemplated issuance of (A) B&G Holdings' enhanced income securities, or "EISs" (with each EIS representing one share of Class A common stock and $6.90 aggregate principal amount of new senior subordinated notes of B&G Holdings), and additional senior subordinated notes of B&G Holdings separate from the EISs and (B) B&G Holdings' senior notes. Each of the offerings is contingent on the completion of the other offerings. If the offerings contemplated by the registration statement are consummated, simultaneously with the completion of the offerings, the Company will be merged with and into B&G Holdings and the name of the surviving entity will be renamed B&G Foods, Inc. As of July 3, 2004, the Company has paid $1,721 of transactions fees and expenses incurred by B&G Holdings in connection with the contemplated offerings. Such amount is reflected as due from related party in the Company's unaudited consolidated balance sheet as of July 3, 2004.

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

         Fluctuations in Commodity Prices: We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. In the past six to twelve months we have seen increasing prices in certain of these commodities, particularly in packaging materials. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

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

Critical Accounting Policies; Use of Estimates

         The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment and deferred tax assets. Actual results could differ from those estimates.

         We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

         Trade and Consumer Promotion Expenses. We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

Results of Operations

         The following table sets forth the percentages of net sales represented by selected items for the thirteen and twenty-six week periods ended July 3, 2004 and June 28, 2003 reflected in our Consolidated Statements of Operations. The comparisons of financial results are not necessarily indicative of future results:

                                                      Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                      --------------------            ----------------------
                                                   July 3, 2004   June 28, 2003     July 3, 2004   June 28, 2003
                                                   ------------   -------------     ------------   -------------
Common Size Income Statement:
Net sales........................................         100.0%          100.0%           100.0%          100.0%
Cost of goods sold...............................          68.6%           69.2%            68.3%           69.7%
                                                           -----           -----            -----           -----
   Gross profit................................            31.4%           30.8%            31.7%           30.3%

Operating expenses:
Sales, marketing and distribution expenses.......          12.1%           11.7%            12.0%           11.4%
General and administrative expenses..............           0.9%            1.4%             1.3%            1.9%
Management fees-related party....................           0.1%            0.2%             0.1%            0.2%
                                                           -----           -----            -----           -----
Operating income.................................          18.3%           17.5%            18.2%           16.8%

Interest expense, net............................           8.3%            8.9%             8.5%            9.7%
                                                           -----           -----            -----           -----
   Income before income taxes....................          10.0%            8.6%             9.8%            7.1%
 Provision for income taxes.....................            3.9%            3.3%             3.8%            2.7%
                                                           -----           -----            -----           -----
   Net income....................................           6.1%            5.3%             6.0%            4.4%
                                                           =====           =====            =====           =====

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

         General and Administrative Expenses. Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

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

         A reconciliation of EBITDA with the most directly comparable GAAP measure is included below for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 along with the components of EBITDA.

         EBITDA margin is calculated as a percentage of net sales.

         Use of Non-GAAP Financial Measures (dollars in thousands).

                                                            Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                            --------------------         ----------------------
                                                         July 3, 2004  June 28, 2003   July 3, 2004  June 28, 2003
                                                         ------------  -------------   ------------  -------------
Net income...........................................           $5,751         $4,030       $11,065        $6,271(1)
Depreciation.........................................            1,632          1,380         3,237         2,741
Income tax expense...................................            3,614          2,523         6,956         3,925
Interest expense, net................................            7,794          6,774        15,606        13,997
                                                        ----------------------------------------------------------
EBITDA (2)...........................................           18,791         14,707        36,864        26,934
Income tax expense...................................          (3,614)        (2,523)       (6,956)       (3,925)
Interest expense, net................................          (7,794)        (6,774)      (15,606)      (13,997)
Deferred income taxes................................            1,663          1,437         3,138         2,254
Amortization of deferred financing and bond discount.              642            744         1,284         1,487
 Changes in assets and liabilities, net of effects of
    business combination.............................            3,067          2,030       (8,792)       (1,400)
                                                        ----------------------------------------------------------
Net cash provided by operating activities............          $12,755         $9,621        $9,932       $11,353
                                                        ==========================================================

(1) Net income includes an unusual bad debt expense incurred in the twenty-six week period ended June 28, 2003 of $0.6 million ($0.4 million, net of tax) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

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

Thirteen week period ended July 3, 2004 compared to thirteen week period ended June 28, 2003.

         Net Sales. Net sales increased $17.4 million or 22.7% to $93.7 million for the thirteen week period ended July 3, 2004 from $76.4 million for the thirteen week period ended June 28, 2003. The Ortega acquisition, which occurred August 21, 2003, accounted for $17.3 million of the sales increase. Sales of our lines of Maple Grove Farms Of Vermont, Emeril and Joan of Arc products increased $0.7 million, $0.4 million and $0.3 million or 6.4%, 5.7% and 29.5%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in B&M Baked Beans, Sason and Underwood products in the amounts of $1.0 million, $0.4 million and $0.3 million or 10.1%, 36.7% and 5.7%, respectively. All other brands increased, in the aggregate by, $0.4 million or 0.8%.

         Gross Profit. Gross profit increased $6.0 million or 25.4% to $29.5 million for the thirteen week period ended July 3, 2004 from $23.5 million for the thirteen week period ended June 28, 2003. Gross profit expressed as a percentage of net sales increased to 31.4% in the thirteen week period ended July 3, 2004 from 30.8% in the thirteen week period ended June 28, 2003. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition, partially offset by higher costs of maple syrup and pickle and pepper products, an increase in packaging costs and an increase in trade spending.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $2.4 million or 26.8% to $11.4 million for the thirteen week period ended July 3, 2004 from $9.0 million for the thirteen week period ended June 28, 2003. These expenses as a percentage of net sales increased to 12.1% for the thirteen week period ended July 3, 2004 from 11.7% for the thirteen week period ended June 28, 2003. The Ortega acquisition accounted for $2.9 million of the increase in sales and marketing expenses for the thirteen week period ended July 3, 2004. All other expenses decreased $0.5 million.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $0.3 million or 22.4% to $0.9 million for the thirteen week period ended July 3, 2004 from $1.2 million in the thirteen week period ended June 28, 2003.

         Operating Income. As a result of the foregoing, operating income increased $3.8 million or 28.8% to $17.2 million for the thirteen week period ended July 3, 2004 from $13.3 million for the thirteen week period ended June 28, 2003. Operating income expressed as a percentage of net sales increased to 18.3% in the thirteen week period ended July 3, 2004 from 17.5% in the thirteen week period ended June 28, 2003.

         Interest Expense. Interest expense, net increased $1.0 million to $7.8 million for the thirteen week period ended July 3, 2004 from $6.8 million in the thirteen week period ended June 28, 2003. In addition, average debt outstanding increased approximately $100.0 million in the thirteen week period ended July 3, 2004 verses the thirteen week period ended June 28, 2003. See "Debt" below.

         Income Tax Expense. Income tax expense increased $1.1 million or 43.2% to $3.6 million for the thirteen week period ended July 3, 2004 from $2.5 million in the thirteen week period ended June 28, 2003. Our effective tax rate was 38.6% for the thirteen week period ended July 3, 2004 and 38.5% for the thirteen week period ended June 28, 2003.

Twenty-six week period ended July 3, 2004 compared to twenty-six week period ended June 28, 2003.

         Net Sales. Net sales increased $40.6 million or 28.2% to $184.4 million for the twenty-six week period ended July 3, 2004 from $143.8 million for the twenty-six week period ended June 28, 2003. The Ortega acquisition, which occurred August 21, 2003, accounted for $39.7 million of the sales increase. Sales of the our line of Maple Grove Farms Of Vermont, Emeril, Las Palmas and Regina products increased $2.0 million, $1.2 million, $0.5 million and $0.3 million or 9.2%, 9.5%, 5.0% and 5.8%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in B&M Baked Beans, Polaner and Bloch & Guggenheimer products in the amounts of $2.1 million, $0.7 million and $0.7 million or 13.2%, 4.1% and 2.8%, respectively. All other brands increased, in the aggregate by, $0.4 million or 1.3%.

         Gross Profit. Gross profit increased $14.9 million or 34.2% to $58.5 million for the twenty-six week period ended July 3, 2004 from $43.6 million for the twenty-six week period ended June 28, 2003. Gross profit expressed as a percentage of net sales increased to 31.7% in the twenty-six week period ended July 3, 2004 from 30.3% in the twenty-six week period ended June 28, 2003. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition, partially offset by higher costs of maple syrup and pickle and pepper products, an increase in packaging costs and an increase in trade spending.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $5.8 million or 35.5% to $22.2 million for the twenty-six week period ended July 3, 2004 from $16.4 million for the twenty-six week period ended June 28, 2003. These expenses as a percentage of net sales increased to 12.0% for the twenty-six week period ended July 3, 2004 from 11.4% for the twenty-six week period ended June 28, 2003. The Ortega acquisition accounted for $5.3 million of the increase in sales and marketing expenses for the twenty-six week period ended July 3, 2004. All other expenses increased $0.5 million.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $0.4 million or 12.4% to $2.6 million for the twenty-six week period ended July 3, 2004 from $3.0 million in the twenty-six week period ended June 28, 2003. Included in the twenty-six week period ended June 28, 2003 is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003.

         Operating Income. As a result of the foregoing, operating income increased $9.4 million or 39.0% to $33.6 million for the twenty-six week period ended July 3, 2004 from $24.2 million for the twenty-six week period ended June 28, 2003. Operating income expressed as a percentage of net sales increased to 18.2% in the twenty-six week period ended July 3, 2004 from 16.8% in the twenty-six week period ended June 28, 2003.

         Interest Expense. Interest expense, net increased $1.6 million to $15.6 million for the twenty-six week period ended July 3, 2004 from $14.0 million in the twenty-six week period ended June 28, 2003. In addition, average debt outstanding increased approximately $100.0 million in the twenty-six week period ended July 3, 2004 verses the twenty-six week period ended June 28, 2003. See "Debt" below.

         Income Tax Expense. Income tax expense increased $3.0 million or 77.2% to $7.0 million for the twenty-six week period ended July 3, 2004 from $3.9 million in the twenty-six week period ended June 28, 2003. Our effective tax rate was 38.6% for the twenty-six week period ended July 3, 2004 and 38.5% for the twenty-six week period ended June 28, 2003.

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

         Cash Flows. Cash provided by operating activities decreased $1.4 million to $9.9 million for the twenty-six week period ended July 3, 2004 from $11.4 million in the twenty-six week period ended June 28, 2003. The decrease was due to an increase in trade accounts receivable and inventory primarily relating to the Ortega acquisition and a decrease in accrued expenses partially offset by an increase in trade accounts payable and net income as compared to the twenty-six week period ended June 28, 2003. Working capital at July 3, 2004 was $82.0 million, an increase of $14.7 million over working capital at January 3, 2004 of $67.3 million. This change in working capital is due to an increase in accounts receivable and inventories and a decrease in accrued expenses relating to accrued interest and accrued incentive compensation.

         Net cash used in investing activities for the twenty-six week period ended July 3, 2004 was $3.4 million as compared to net cash used in investing activities of $3.1 million for the twenty-six week period ended June 28, 2003. Capital expenditures during the twenty-six week period ended July 3, 2004 of $3.4 million included purchases of manufacturing and computer equipment and were $0.3 million above the $3.1 million in similar capital expenditures for the twenty-six week period ended June 28, 2003.

         Net cash used in financing activities for the twenty-six week period ended July 3, 2004 was $0.8 million as compared to $10.2 million for the twenty-six week period ended June 28, 2003. The net cash used by financing activities for the twenty-six week period ended July 3, 2004 included the Company's required $0.8 million year-to-date payment under our term loan. The net cash used by financing activities for the twenty-six week period ended June 28, 2003 included the Company's required $0.2 million year-to-date payment, and an additional prepayment of $10.0 million, under our then-existing term loan B.

         We believe, based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, that we will realize a benefit to our cash taxes payable from such amortization for the taxable years 2004 through 2018.

         Acquisitions. Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operations. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our acquisition of Ortega, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

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

                                                         (Dollars in thousands)
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
                                                                      =========

         Environmental Clean-Up Costs. We have not made any material expenditures during the twenty-six week period ended July 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims. In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter, and in March 2003 a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

         Debt. As of July 3, 2004, we have outstanding $220 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was issued by us in August 1997 and $100 million principal amount was issued by us in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under our then-existing term loan B, and pay related deferred debt issuance costs.

         The indentures for the senior subordinated notes contain certain covenants that, among other things, limit our ability to incur additional debt, issue preferred stock, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to, another person or entity, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, engage in sale and leaseback transactions, issue capital stock, or engage in certain business activities.

         The senior subordinated notes are redeemable at our option, in whole or in part, at any time at 103.208% of their principal amount plus accrued and unpaid interest and liquidated damages (as defined in the indentures), if any, beginning August 1, 2003, 101.604% beginning August 1, 2004 and 100% beginning August 1, 2005. Upon the occurrence of a change in control (as defined in the indentures), we will be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. The senior subordinated notes are not subject to any sinking fund requirements.

         On August 21, 2003, we entered into a newly amended and restated $200 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50 million five-year revolving credit facility and a $150 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used to fund the Ortega acquisition and to pay related transaction fees and expenses and to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan
B. With respect to the senior secured credit facility, interest is determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.59% at July 3,
2004). The senior secured credit facility is secured by substantially all of our assets. The senior secured credit facility provides for mandatory prepayments upon the occurrence of certain events, including material asset dispositions and issuances of securities. The senior secured credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The senior secured credit facility also contains certain financial covenants, which, among other things, specify and define maximum capital expenditure limits, a minimum total interest coverage ratio and a maximum leverage ratio. Proceeds of the senior secured credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in our line of business, subject to certain additional criteria. The senior secured credit facility limits expenditures on acquisitions to $50 million per acquisition unless we can satisfy certain leverage ratio requirements. The outstanding balances for the revolving credit facility and the term loan at July 3, 2004 were $0.0 million and $148.9 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $0.6 million, was approximately $49.4 million at July 3, 2004.

         On February 11, 2004, our sole stockholder, B&G Foods Holdings Corp. ("B&G Holdings"), filed a Registration Statement on Form S-1, which was most recently amended by the filing of Amendment No. 5 on July 12, 2005, for the registration of the contemplated issuance of (A) B&G Holdings' enhanced income securities, or "EISs" (with each EIS representing one share of Class A common stock and $6.90 aggregate principal amount of new senior subordinated notes of B&G Holdings), and additional senior subordinated notes of B&G Holdings separate from the EISs and (B) B&G Holdings' senior notes, each as further described in the registration statement. Each of the offerings is contingent on the completion of the other offerings. We and each of our subsidiaries are listed in the registration statement as additional registrants. In the event that the offerings contemplated by the registration statement are consummated, simultaneously with the completion of the offerings, we will be merged with and into B&G Holdings and the surviving entity will be renamed B&G Foods, Inc. The merged entity intends to use the net proceeds from the offerings and cash on hand to repay all outstanding borrowings under, and terminate, our existing senior secured credit facility, retire all of our existing senior subordinated notes, repurchase all of B&G Holdings' outstanding capital stock. In connection with the contemplated offerings, the merged entity also expects to obtain a new senior secured revolving credit facility. There can be no assurance that the offerings will be completed on the terms described in the registration statement or at all. As of July 3, 2004, we have paid $1,721 of transactions fees and expenses incurred by B&G Holdings in connection with the contemplated offerings. Such amount is reflected as due from related party in our unaudited consolidated balance sheet as of July 3, 2004.

         On May 4, 2004, Standard & Poor's Ratings Services and Moody's Investors Service issued press releases announcing changes to our corporate credit ratings. Standard & Poor's lowered our corporate credit and senior secured debt ratings to 'B' from 'B+' and lowered our senior subordinated debt ratings to 'CCC+' from 'B-'. Moody's lowered our senior implied rating to `B2' from `B1' and our unsecured issuer rating to 'B3' from 'B2'. These ratings reflect, among other things, the impact of the offering of the contemplated EISs and other offerings described above. The assignments of ratings by both Standard & Poor's Ratings Services and Moody's Investors Service are subject to review of final documentation. We expect ratings for our existing senior secured credit facility and existing senior subordinated notes will be withdrawn by both Standard & Poor's and Moody's upon closing of the offerings.

Future Capital Needs

         We are highly leveraged. On July 3, 2004, our total long-term debt (including current installments) and stockholder's equity was $368.2 million and $104.3 million, respectively.

         Our ability to generate sufficient cash to fund our operations depends generally on the results of operations and the availability of financing. Our management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $49.4 million at July 3, 2004, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures and make future acquisitions, if any. We expect to make capital expenditures of between $6.5 million and $8.0 million for each of fiscal 2004 and 2005.

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

Recent Accounting Pronouncements

         In 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other

Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

Related-Party Transactions

         We and B&G Holdings are party to a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc., the manager of Bruckmann, Rosser, Sherrill & Co., L.P., pursuant to which we pay Bruckmann, Rosser, Sherrill & Co., Inc. $500,000 per annum for management, business and organizational strategy and merchant and investment banking services rendered to us and B&G Holdings, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the manufacturing, marketing and sales of our products, development of business plans, the structure of our debt and equity capitalization and the identification and development of business opportunities. Bruckmann, Rosser, Sherrill & Co., L.P. and its affiliates, together with members of the our management and board of directors, own B&G Holdings, our sole stockholder. Any future increase in payments under the management agreement with Bruckmann, Rosser, Sherrill & Co., L.P. are restricted by the terms of the indentures governing our senior subordinated. We and Bruckmann, Rosser, Sherrill & Co., Inc. also are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. will be paid a transaction fee for management, financial and other corporate advisory services rendered by Bruckmann, Rosser, Sherrill & Co., Inc. in connection with acquisitions, divestitures and financings by us, which fee will not exceed 1.0% of the total transaction value. In connection with the Ortega acquisition in fiscal 2003, we paid transaction fees to Bruckmann, Rosser, Sherrill & Co., Inc. aggregating $1.0 million for financial advisory services.

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

         In order to attract, retain and motivate selected employees and officers of our company, B&G Holdings adopted the B&G Foods Holdings Corp. 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorizes for grant to key employees and officers options for up to 6,700 shares of common stock of B&G Holdings. The option plan authorizes B&G Holdings to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provides that it may be administered by B&G Holdings' board of directors. Options granted under the option plan will be exercisable in accordance with the terms established by B&G Holdings' board of directors. Upon the occurrence of a change in control as defined in the option plan any unvested outstanding options become immediately vested and exercisable in full. Under the option plan, B&G Holdings' board of directors determines the exercise price of each option granted, which in the case of incentive stock options, cannot be less than fair value. All option grants have been made with an exercise price equal to the fair value of B&G Holdings common stock as determined by a third party valuation. Options will expire on the date determined by B&G Holdings' board of directors, which may not be later than the tenth anniversary of the date of grant. The options vest ratably over five years. No options were granted during fiscal 2003 or during the 2004 twenty-six week year-to-date period. As of July 3, 2004, options to purchase 6,625 shares of common stock of B&G Holdings, all of which were incentive stock options, had been granted since the inception of the option plan.

Off-balance Sheet Arrangements

         As of July 3, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

         Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and management fees as set forth in the following table as of July 3, 2004:


                                              Actual Payments Due by Period

                                                 (Dollars in thousands)

Contractual Obligations:                   Total       Year 1       Year 2      Year 3       Year 4       Year 5 and
------------------------                   -----       ------       ------      ------       ------       ----------
                                                                                                          Thereafter
                                                                                                          ----------

Long-term debt                             $368,162      $ 1,500      $1,500       $1,500     $220,787         $142,875

Operating leases                             10,456        3,449       2,797        1,439        1,436            1,335

Management fees-related party                 1,250          500         500          250            0                0

Purchase commitments                         10,566       10,566           0            0            0                0
                                           --------      -------     -------      -------     --------       ----------

     Total contractual cash
        obligations                        $390,434      $16,015      $4,797       $3,189     $222,223         $144,210
                                           ========      =======     =======      =======     ========       ==========


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

         Developments in any of these areas, could cause our results to differ materially from results that have been or may be projected by or on our behalf.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of July 3, 2004, our only variable rate borrowings were under the term loan and the revolving credit facility, which bear interest at several alternative variable rates as stipulated in the senior secured credit facility. A 100 basis point increase in interest rates, applied to our borrowings at July 3, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.9 million.

         We also have outstanding $220 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which $120 million principal amount was issued by us in August 1997 and $100 million principal amount was issued by us in March 2002. The fair value of the $220 million senior subordinated notes at July 3, 2004, based on quoted market prices, was $226.6 million.

         On May 4, 2004, Standard & Poor's Ratings Services and Moody's Investors Service issued press releases announcing changes to our corporate credit ratings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Debt."

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits

       EXHIBIT NO.                            DESCRIPTION
----------------------- --------------------------------------------------------

2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                        Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4 Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA - Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5 Intellectual Property Purchase Agreement dated as of August 21, 2003 between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit
                        2.5 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                        3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                     Certificate  of  Incorporation  of  BGH  Holdings,  Inc.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5 Certificate of Incorporation of Maple Grove Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)

3.6 Bylaws of Maple Grove Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8 Bylaws of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11                    Certificate  of  Incorporation  of Ortega  Holdings Inc.
                        (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit
                        3.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.12 Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.13                    Certificate   of    Incorporation    of   Les   Produits
                        Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14 Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the
                        Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16                    Bylaws of Polaner,  Inc.  (f/k/a  Roseland  Distribution
                        Company).   (Filed  with  the  Securities  and  Exchange
                        Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17 Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18 Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19                    Declaration  of  Trust  of  William  Underwood  Company.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20 Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland
                        Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc.,
                        and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of
                        Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5 Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6 First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.7                     Form of the  Company's  9 5/8%  Senior  Notes  due 2007.
                        (Included in Exhibits 4.1 and 4.5)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)

10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4 Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9,
                        2003)
10.5 First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6 Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9,
                        2003)
10.7 First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit
                        10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8 Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury
                        Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.10 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William

                        Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.12 Agreement by and between Emeril's Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-112680 and incorporated herein by reference)
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

(b)      Reports on Form 8-K

         During the quarter ended April 3, 2004, we did not file any Current Reports on Form 8-K.

         After the quarter ended April 3, 2004 and prior to the filing of this report, we filed the following Current Report on Form 8-K:

         Current Report on Form 8-K (Items 5 and 7), dated and filed April 5, 2004 to restate the Computation of Ratio to Earnings to Fixed Charges filed as Exhibit 12.1 to the Company's Annual Report on Form 10-K filed on April 2, 2004 in order to correct a typographical error.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 22, 2004                    B&G FOODS, INC.

                                         By: /s/ Robert C. Cantwell
                                             -----------------------------------
                                             Robert C. Cantwell
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer
                                             and Authorized Officer)

                                INDEX TO EXHIBITS


       EXHIBIT NO.                            DESCRIPTION
----------------------  --------------------------------------------------------
2.1 Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to Commission Filing No. 333-39813 on August 3, 1998 and incorporated herein by reference)
2.2 Asset Purchase Agreement, dated as of January 12, 1999, by and among Roseland Distribution Company, International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as
                        Exhibit 1 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
2.3 Asset and Stock Purchase Agreement, dated as of January 28, 1999, by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 1, 1999 and incorporated herein by reference)
2.4 Asset Purchase Agreement dated as of July 29, 2003 by and among Nestle Prepared Foods Company (formerly known as Nestle USA - Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5 Intellectual Property Purchase Agreement dated as of August 21, 2003 between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit
                        2.5 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
3.1 Certificate of Incorporation of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit
                        3.1 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.2 Bylaws of B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.3                     Certificate  of  Incorporation  of  BGH  Holdings,  Inc.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.3 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.4 Bylaws of BGH Holdings, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.5 Certificate of Incorporation of Maple Grove Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.6 Bylaws of Maple Grove Farms of Vermont, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.7 Certificate of Incorporation of Trappey's Fine Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.7 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.8                     Bylaws of  Trappey's  Fine Foods,  Inc.  (Filed with the
                        Securities  and  Exchange

                        Commission as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.9 Certificate of Incorporation for Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to Amendment No. 1 to Registration
                        Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.10 Bylaws of Bloch & Guggenheimer, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.11                    Certificate  of  Incorporation  of Ortega  Holdings Inc.
                        (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit
                        3.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.12 Bylaws of Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.). (Filed with the Securities and Exchange Commission as Exhibit 3.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
3.13                    Certificate   of    Incorporation    of   Les   Produits
                        Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.14 Bylaws of Les Produits Alimentaires Jacques Et Fils, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.15 Certificate of Incorporation of Polaner, Inc. (f/k/a Roseland Distribution Company). (Filed with the
                        Securities and Exchange Commission as Exhibit 3.15 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.16                    Bylaws of Polaner,  Inc.  (f/k/a  Roseland  Distribution
                        Company).   (Filed  with  the  Securities  and  Exchange
                        Commission as Exhibit 3.16 to Amendment No. 1 to Registration Statement No. 333-39813 on January 14, 1998 and incorporated herein by reference)
3.17 Certificate of Incorporation of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.18 Bylaws of Heritage Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.19                    Declaration  of  Trust  of  William  Underwood  Company.
                        (Filed with the  Securities  and Exchange  Commission as
                        Exhibit 3.19 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
3.20 Bylaws of William Underwood Company. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.1 Indenture dated as of August 11, 1997 among B&G Foods, Inc., BGH Holdings, Inc., RWBW Acquisition Corp., BRH Holdings, Inc., Bloch & Guggenheimer, Inc., Roseland
                        Distribution Company, Burns & Ricker, Inc., Roseland Manufacturing, Inc., and RWBW Brands Company, and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
4.2 First Supplemental Indenture dated as of May 31, 2000 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Burns & Ricker, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of
                        Vermont, Inc., William Underwood Company, Heritage Acquisition Corp. and the

                        Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.3 Second Supplemental Indenture dated as of February 28, 2002 among B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to Amendment No. 1 to Registration Statement No. 333-86062 on May 9, 2002 and incorporated herein by reference)
4.4 Third Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of August 11, 1997) among B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc. (f.k.a. Roseland Distribution Company), Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., William Underwood Company, Heritage Acquisition Corp., Les Produits Alimentaires Jacques Et Fils, Inc., Ortega Holdings Inc. and the Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.5 Indenture dated as of March 7, 2002 among B&G Foods, Inc, BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.4 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
4.6 First Supplemental Indenture dated as of October 30, 2003 (to the Indenture dated as of March 7, 2002) among B&G Foods, Inc, BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Polaner, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques Et Fils, Inc., Heritage Acquisition Corp., Trappey's Fine Foods, Inc., William Underwood Company, Ortega Holdings Inc. and The Bank of New York, as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.6 to Registration Statement No. 333-112680 on February 11, 2004 and incorporated herein by reference)
4.7                     Form of the  Company's  9 5/8%  Senior  Notes  due 2007.
                        (Included in Exhibits 4.1 and 4.5)
10.1 Registration Rights Agreement dated as of August 11, 1997 by and among the Company, the Guarantors party thereto, Lehman Brothers, Inc. and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.2 Purchase Agreement dated August 6, 1997 among the Company, the Guarantors party thereto, Lehman Brothers, Inc., and Lazard Freres & Co., LLC. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Registration Statement No. 333-39813 on November 7, 1997 and incorporated herein by reference)
10.3 Guaranty, dated as of January 12, 1999, of B&G Foods, Inc. in favor of International Home Foods, Inc. and M. Polaner, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3 to the Company's Report on Form 8-K filed February 19, 1999 and incorporated herein by reference)
10.4 Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.5, as further amended and restated as of September 9, 2003)
10.5 First Amendment, dated as of September 9, 2003, to the Amended and Restated Revolving Credit Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties to the Revolving Credit Agreement, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and The Bank of New York, as the Existing Issuing Lender. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.6 Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, and the Other Agents named therein. (Included in Exhibit 10.7, as further amended and restated as of September 9,
                        2003)
10.7 First Amendment, dated as of September 9, 2003, to the Amended and Restated Term Loan Agreement, dated as of August 21, 2003, among B&G Foods Holdings Corp., B&G Foods, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit
                        10.2 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.8 Amended and Restated Guarantee and Collateral Agreement, dated as of August 21, 2003, by B&G Foods Holdings Corp., B&G Foods, Inc., and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Current Report on Form 8-K on November 13, 2003 and incorporated herein by reference)
10.9 Amended and Restated Securities Holders Agreement dated December 22, 1999 among B&G Foods Holdings Corp., Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury
                        Mezzanine Capital II, L.P., The CIT Group/Equity Investments, Inc. and the Management Stockholders named therein. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K filed March 3, 2000 and incorporated herein by reference)
10.10 Purchase Agreement dated as of March 4, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company and The Bank of New York. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.11 Registration Rights Agreement dated as of March 7, 2002 between B&G Foods, Inc., BGH Holdings, Inc., RWBV Acquisition Corp., Bloch & Guggenheimer, Inc., Polaner, Inc., Trappey's Fine Foods, Inc., Maple Grove Farms of Vermont, Inc., Les Produits Alimentaires Jacques et Fils, Inc., Heritage Acquisition Corp., William Underwood Company, Lehman Brothers Inc. and Fleet Securities, Inc. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-86062 on April 11, 2002 and incorporated herein by reference)
10.12 Agreement by and between Emeril's Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Registration Statement No. 333-112680 and incorporated herein by reference)
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)
31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)